Form 10-K
period 2011-06-30
EDUtoons, Inc.
filed 2011-10-13
CIK 1497814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JUNE 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ___________ TO ___________

Commission File Number 333-168587

EDUTOONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-2701563
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 East 52nd Street, 10th Floor, New York, NY 10022
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (212) 319-1754

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered pursuant to Section 12(g) of the Act:
3,000,000 Common Stock, $0.001 Par Value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Act). Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐   No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III or this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☑  No ☐

As of October 11, 2011, there were issued and outstanding 3,250,000 shares of Common Stock, $.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

 None

PART I

Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" and the risks set out below, any of which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

-	the uncertainty that we will not be able to successfully identify and evaluate a suitable business opportunity;
-	risks related to the failure to successfully manage or achieve growth of a new business opportunity;
-	other risks and uncertainties related to our business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward looking statements are made based on management's beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Item 1.   Business

Overview

EDUtoons, Inc. (the “Company,” “we,” “us,” or “our”) was incorporated in the state of Delaware on April 28, 2010.  Our business purpose is to provide reinforcement in children’s programming by producing one-minute, three-minute and five-minute educational cartoons, which are intended to serve as both an educational tool and counter-balance to the, at times, violent and age-inappropriate nature of cartoons and programming directed at children.  We will seek to provide a useful educational format for school children and intend to market the cartoon segments to television programmers, as well as to educational institutions in order to enable teachers to expose their students to a new learning format while keeping it fun at the same time.  We believe that the cartoon segments we intend to develop and produce, once developed, will be in keeping with the FCC regulations regarding educational programming.

Our business plan evolved as a result of Ms. Russell’s background in television, broadcasting, and teaching in the public school system, during which time, she broadened her understanding of the industry and determined that there is a need for more educational programming.  After a discussion with Mr. Irwin Hasen, our Cartoon and Animation Advisor and Ms. Charlotte Veal, our former Vice-President, regarding the programming that she believed, based on her experience, to be most effective, they determined that the combination of a formal classroom-instruction-type format enriched by cartoon programming would have appeal to broadcasters and schools.

In order to execute our business plan, we intend to retain animators on an hourly basis to be chosen by our Cartoon and Animation Advisor, Mr. Irwin Hansen, who currently provides his services to us at no cost and without the benefit of an employment or consulting agreement.  These animators will be under the supervision of Mr. Hansen and will be responsible for producing initial sketches of the cartoons, either by hand or using computer illustration software.  As our Cartoon and Animation Advisor, Mr. Hansen will be responsible for selecting the final cartoons sketches or strips to be produced.  Together with Ms. Russell, Mr. Hansen will supervise the story line of each cartoon.

To date, no permanent staff is expected to be hired for either the creation of cartoons or for the marketing thereof, as such marketing will be done primarily by Ms. Russell.  At this time, it is anticipated that such marketing activities will consist of Internet advertising, the sending of announcements to his contacts in the industry and by calls directly to the four major television and cable networks and their affiliates.  In addition, Ms. Russell will also take part in marketing our product to schools, and intends to initially contact the New York City Board of Education and the Teacher’s Union, as well as various educational institutions located in New York City.

We have not generated any revenues and as of the date hereof, we have only taken the initial steps necessary before we can implement our business plan, such as the raising of initial capital through the sale of 2,750,000 shares of our common stock which occurred in May to June of 2010.  In addition, in October of 2010, we obtained the domain rights to our website, www.edutoons4kids.com.  During the first quarter of 2010, our management team also developed a business plan.

We have registered 3,000,000 shares of common stock with the Securities and Exchange Commission (the “SEC”) and the registration statement was declared effective on May 05, 2011.  The shares are currently being offered for sale.  We have not sold any of the sales to date. Assuming that all 3,000,000 Shares are sold for aggregate net proceeds of approximately $129,990, our management intends to undertake the following activities during the twelve months following the closing of the offering:

First Quarter Following the closing of the Offering:

During the first three month period following the offering, we intend to conduct initial research and development activities related to the production of one set of one-minute, three-minute and five-minute cartoons.  Such activities will consist mostly of research related to the categories and content of the cartoons in order to determine what categories will be most acceptable to our targeted market.   We also intend to begin the actual development and production of the initial set of cartoon segments (i.e. one set of one-minute, three-minute and five-minute cartoons) and intend to use the same for marketing activities to be conducted during the next three-month period.    We do not anticipate generating revenues during this period and further anticipate that approximately $18,000 will be spent on the development and production of the initial set of cartoon segments and that approximately $6,000 will be spent on research related to the categories and content of the cartoons.

Second Quarter Following the Closing of the Offering:

During this time, we intend to begin the marketing of the initial set of cartoons that we develop during the first quarter following the closing of the offering.  As part of our initial marketing strategy, we intend to advertise our product on the internet, send announcements to our management team’s contacts in the industry and make calls directly to the four major television and cable networks and their affiliates.  It is currently intended that Ms. Russell will also market the cartoons to schools, particularly, those educational institutions located in the City of New York.  Also as a part of our marketing strategy, we will make a clip of the cartoon segments available at no charge by posting the same on our website, which website will be minimally developed during the second quarter following the closing of the offering for the purpose of making such clips available therein.  Prior to downloading such clips, any potential customer will be required to provide us with their names and contact information.  As an additional marketing strategy, it is anticipated that all such customers will be provided with newsletters informing them of any additional cartoon strips developed by the Company. We do not anticipate generating revenues during this period and further anticipate that approximately $60,000 will be spent on our marketing activities during this period, of which approximately $40,000 is expected to account for costs related to advertising our product and approximately $19,000 will be spent on the printing of our newsletters.   It is also anticipated that approximately $1,000 will be used to update and develop our website in such a manner that will permit us to make the clips of the cartoon segments we develop available on such website.

Third Quarter Following the Closing of the Offering:

We currently intend to devote the third quarter following the closing of the offering on further developing and completing our website.  At the present time, it is anticipated that a website designer will be engaged during this period that will assist us in designing and completing our website.  It is anticipated that approximately $8,000 will be spend for the development of our website.

It is also anticipated, although no assurance can be given, that during this period, we will begin to receive orders for the cartoons that we intend to produce.  During this time, only the initial set of one-minute, three-minute and five-minute cartoons will be available for sale and/or distribution.  However, we do not anticipate receiving a significant amount of revenue during this period.

Fourth Quarter Following the Closing of the Offering:

Based on our current business plan, we anticipate that the fourth quarter following the closing of the offering will be devoted to the development of additional cartoons at an anticipated cost of roughly $3,000.  It is intended that the cartoons that we develop will have themes and categories that are based on the feedback we get from potential customers as a result of our marketing efforts.

It is currently anticipated that the net proceeds from the offering may be less than our estimated budget for the twelve months following the closing of the offering.  Further, we do not anticipate receiving a significant amount of revenues, if any, until after 12 months following the closing of the offering.  In the event that the net proceeds from the offering are insufficient to cover our expenses for the 12 months following the closing of the offering, we intend to revise our business plan accordingly by proportionally decreasing the amount spent on marketing and advertising, by delaying the printing and distribution of our planned newsletter and by delaying the completion of our website which is scheduled to be completed during the third quarter.  We may further engage in additional financing activities in order to implement our business plan, including the possible sale of debt instruments to be issued by us.  However, no assurance can be given that we will be successful in obtaining the necessary financing, or that we will be able to negotiate acceptable terms in a timely fashion. In addition, our access to capital is affected by prevailing conditions in the financial and equity capital markets, as well as our own financial condition.  At this time, we have not entered into any agreements with any third-party relating to the provision of credit facilities to us.

In the event that we are able to sell only 1,000,000 Shares pursuant to the offering for aggregate net proceeds of approximately $29,990*, we intend to use such proceeds as set forth in the table below.  All amounts below are approximations only and any amounts remaining after payment of the anticipated expenses described below will be set aside for any unexpected expenses that we may incur in the operation of our intended business.

Use of Proceeds	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Development and Production of Cartoons	$18,000	$0	$0	$0
Marketing and Research	$2,000	$2,000	$1,000	$1,000
Development of Website	$0	$0	$0	$0
Printing and Distribution of Newsletter	$0	$0	$0	$0
SUB TOTAL PER QUARTER	$20,000	$2,000	$1,000	$1,000
GRAND TOTAL				$24,000
* Based on an offering price of $0.05 per share and takes into account estimated expenses of $20,010.

In the event that we are able to sell only 2,000,000 Shares pursuant to the offering for aggregate net proceeds of approximately $79,990*, we intend to use such proceeds as set forth in the table below.  All amounts below are approximations only and any amounts remaining after payment of the anticipated expenses described below will be set aside for any unexpected expenses that we may incur in the operation of our intended business.

Use of Proceeds	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Development and Production of Cartoons	$18,000	$3,000	$0	$0
Marketing and Research	$6,000	$20,000	$10,000	$10,000
Development of Website	$0	$1,000	$0	$0
Printing and Distribution of Newsletter	$0	$0	$0	$0
SUB TOTAL PER QUARTER	$24,000	$24,000	$10,000	$10,000
GRAND TOTAL				$68,000
* Based on an offering price of $0.05 per share and takes into account estimated expenses of $20,010.

Educational Cartoons

Pediatric and Adolescent Medicine magazine has reported that about 90% of children aged twenty-four (24) months and under regularly watch television.  A study conducted by the University of Texas in Austin has shown that pre-school children who watch a few hours a week of educational programming perform better on achievement tests over time than those who watch general entertainment shows.  Our intent is to provide children with the educational programming that we deem is currently lacking in the market today.

We intend to initially produce television programming in a one-minute, 26-segment series, each devoted to one letter of the alphabet.  For instance, “A” could be illustrated by “Ant”; “B” by “Bear”; and so forth.  Thereafter, three-minute segments, which would be offered in 13 and 26 series, will have varied subjects such as “Presidents of the United States”; the “Countries of the World”; the “States of the United States”, and the like.  The five-minute segments will be focused primarily on nature, various animal habitats around the world, the stars, sea life—the potential content of our five-minute segments is virtually unlimited and we intend to produce such five-minute segments that we deem to be educational and of high quality.

During our start up period, our management will be primarily responsible for developing the contents of the cartoon segments that we intend to produce.  We also intend to engage individual animators who will execute on our management’s ideas and vision.

All of our cartoon animators will be supervised by Irwin Hansen, our Cartoon and Animation Advisor.  Mr. Hansen created the comic strip “Dondi,” a cartoon strip about a six-year old boy which was syndicated in 300 newspapers around the country.  While Mr. Hansen has not previously created cartoon animation for distribution on the internet similar to the cartoons that we intend to produce and develop, he was retained as the consultant on the movie based on the comic strip he created.  He began his career drawing covers for comic books including The Green Lantern, Wonder Woman, The Flash and Wildcat.  He is a two-time recipient of the annual National Cartoonist Society Award.  The Company’s management believes that Mr. Hansen's  experience, his ability to create a story-line that appeals to children (as evidenced by the success of Dondi) and his understanding of cartoon presentation makes him a suitable selection as the Company’s Cartoon and Animation Advisor.

Given the limited amount of funding available to the Company, we intend to engage cartoon animators with the intention of compensating them on an hourly basis.  At the present time however, we have not entered into any agreements with cartoon animators regarding the creation of educational cartoons.

Pricing and Licensing

It is our intention to develop the cartoons at a minimal cost so that we can produce quality work and become established as providers of educational programming.  In order to keep costs at a minimum, we currently do not intend to hire any office staff or hire any cartoon animators on a full time basis and will retain such individuals on an hourly basis only.  At this time, prices for the cartoons we intend to develop are not definitively set.  However, it is intended that each cartoon developed will be offered at three times of the aggregate hourly fee paid by us to the particular cartoon animator responsible for creating such cartoon.

We intend to grant each purchaser of the cartoons a license to use such for a period of one (1) year, which license will be renewable for an unlimited number of one (1) year periods.  It is further anticipated that each customer will be require to contractually agree not to distribute or copy any of the cartoons purchased without the express written consent of the Company.

Sales and Marketing Strategy

The Internet is the least expensive marketing tool and we intend to use the Internet as a primary tool in our efforts to reach out to television station programmers, as well as to educational institutions and individual teachers.  During the first three (3) months following the closing of the offering, we intend to begin the development of an initial set of our one-minute, three-minute and five-minute educational cartoon segments.  As part of our initial marketing strategy, a clip of such segments will be made available at no charge on the Internet.  Prior to downloading such clips, any potential customer will be required to provide us with their names and contact information.  As an additional marketing strategy, it is anticipated that all such customers will be provided with newsletters informing them of any additional cartoon strips developed by the Company.

We anticipate that revenue will come from the sales of the programming series.  At the present time, we intend to sell the cartoon segments to various television networks and independent television stations, other digital platforms and to educational institutions throughout the United States and Canada.  At this time, we have not entered into any agreements with any third parties for the sale and/or purchase of the cartoon segments.

We anticipate that initial sales of the cartoons we intend to produce will be difficult.  However, we believe, although no assurance can be given, that when television stations start to include EDUtoons to their children programming, customer feedback and word-of-mouth will stimulate sales fairly rapidly.  Further, we believe, although no assurance can be given, that educational institutions and individual teachers and educators may also be another important source of revenue for the Company.  We would also seek to capitalize on any of the cartoon characters that become popular with children by licensing stuffed toys, games and similar extensions.

Competition

There are a number of companies that offer cartoon programs for children.  Based on our initial research, the four major networks, ABC, CBS, NBC and Fox all have over 200 affiliate stations.  In addition, the CW network has approximately 100 affiliate stations.  These stations cover almost all of the cartoon programs that are geared towards our same target market.  Further, there are numerous small companies that also offer cartoon programs for children, some of which we may be unfamiliar with,  and which may be in direct competition with our products.

These companies have funding and personnel far exceeding ours.  However, based on our initial research, it appears that their programs are significantly different in terms of content and length and do not specifically aim to educate as we expect EDUtoons will do.  Moreover, our initial research has shown that there are no other companies that are focused on the 1, 3, and 5-minute educational cartoon segments that we intend to offer.  However, in the event that we are successful in selling the cartoons, there is no guarantee that companies already engaged in offering programs for children will not capitalize on our success and seek to produce cartoon segments similar to ours.

Sources and Availability of Products and Supplies

We believe there are no constraints on the sources or availability of products and supplies related to the development of our educational cartoons.

Regulatory Matters

The cartoon segments may be subject to federal and state regulations relating to content.  The Company intends to distribute its cartoon segments initially through the Internet, and thereafter, through various television networks that the Company may be able to secure contracts with.  Both the Internet and television industries are subject to a variety of regulations at the federal and state levels.  We expect that legislative enactments, court actions, and regulatory proceedings will continue to expand these regulations, and in some cases change the rights of cable companies and other entities providing video content, such as the cartoon segments we intend to produce, under the Communications Act of 1934, as amended (the “Communications Act”).

Employees

As of September 30, 2011, we do not have any employees.

Research and Development Expenditures

We have not incurred any research and development costs to date.  We anticipate research and development to begin during the first quarter after the offering and further anticipate that expenditures for research and development of the cartoons during this time will be approximately $6,000, which amount will be taken from the proceeds of the offering.

Subsidiaries

None.

Intellectual Property

We intend, in due time and upon advise of counsel, to take all measures to determine whether we are entitled to protection under current intellectual property laws for the cartoon segments we intend to produce.  While no assurance can be given that we will be able to obtain the necessary protection over our intellectual property, we intend to aggressively assert our intellectual property rights, including those relating to any materials that may qualify for copyright protections as well as trade names or trademarks that we may develop. These rights are protected through the application for copyrights, the acquisition of trademark registrations and when appropriate, litigation against those who are, in our opinion, infringing these rights.

Reports to Stockholders

We are required to file reports with the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These reports include annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. You may obtain copies of our registration statement and our future filings with the SEC from the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, on official business days during the hours of 10 A.M. to 3 P.M. or on the SEC’s website, at www.sec.gov. You may also obtain copies of such documents at prescribed rates by writing to the Public Reference Room or by calling the SEC at 1-800-SEC-0330.

Item 1A.         Risk Factors

Risks Related to Our Business

We have no operating history and therefore we cannot project our revenues and results of operations.

We have no operating history and our business and investment must be considered in light of the risks and uncertainties to which a start up company is exposed. We cannot provide assurances that our business strategy will be successful or that we will generate any revenues in the future.   We may incur losses on a quarterly or annual basis for a number of reasons, some within and others outside our control. The growth of our business and our ability to generate revenue will depend largely on our ability to execute our business plan and the acceptance of the educational cartoons that we may develop.  However, no assurance can be given that we will successfully implement our business plan, that our educational cartoons will gain market acceptance or that we will be able to generate any revenues.

Members of our management team have no experience in producing and marketing educational cartoons.

Our officer has no experience in producing and marketing educational cartoons and our director or officer does not have any significant technical training or experience in this regard. Further, our officer or director does not have any experience in operating a publicly reporting company.  As a result of management’s inexperience, there is a higher risk of us being unable to successfully execute our business plan or operate as a public company.

We have incurred historical losses and as a result, we may not be able to generate profits, support our operations, or establish a return on invested capital.

We incurred cumulative net losses from our inception, April 28, 2010 to June 30, 2011 in the amount of $36,746.  We expect that our operating expenses will increase as we begin to produce and develop cartoon segments.  In addition, we will incur additional expenses associated with being a public company, such as additional legal expenses, additional accounting costs and other expenses related to the compliance and disclosure requirements that are imposed on all public companies, which are currently estimated at approximately $7,500 per quarter.   We cannot assure you that our business strategy will be successful or that significant revenues or profitability will ever be achieved or, if they are achieved, that they can be consistently sustained or increased on a quarterly or annual basis.  Further, based on our financial history since inception, our independent auditor has expressed substantial doubt as to our ability to continue as a going concern.

Our limited operating history makes it difficult to evaluate our current business and future prospects, and may increase the risk of your investment.

We have been in existence only since April 2010. Our limited operating history will make it difficult for an investor to evaluate our current business and our future prospects. We have encountered, and will continue to encounter, risks and difficulties frequently experienced by start-up companies. If we do not address these risks successfully, our business will be harmed, which may increase the risk associated with an investment in the Shares.

If we do not effectively build our sales force and internal support staff, our future operating results will suffer.

We plan to build a direct sales force that will be responsible for marketing our products to television station programmers and educators.  We believe that there is significant competition for direct sales, service and support personnel with the skills and knowledge that we, as a new business, will require. Our ability to achieve significant revenue growth will depend not only on our internal marketing but also on our success in recruiting, training and retaining a sufficient number of personnel to support our growth. New hires often require significant training and, in most cases, take significant time before they achieve full productivity. Our intended hires may not become as productive as we expect, and we may be unable to hire or retain a sufficient number of qualified individuals. If our efforts to build a direct sales force are not successful or do not generate a corresponding increase in revenue, our business will be harmed.

We may be unable to properly manage our growth.

We may be unable to properly manage any rapid growth in our business in the event that the cartoons we produce gain wide market acceptance.  Failure to manage this growth effectively could adversely affect our profitability. If we are not successful in managing or expanding our operations or maintaining adequate management, financial and operating systems and controls, our performance will be adversely affected.

We are highly dependent upon our current management.

We intend to expand operations in the future and anticipate that such expansion of our operations will continue to be required in order to address potential market opportunities. Any such growth, if it occurs, will place a significant strain on our management and on our operational and financial resources. Our success is principally dependent on our current management personnel for the operation of our business.  The loss of any of the members of our management could negatively impact our ability to develop and/or sell our educational cartoons, which could adversely affect our financial results and impair our operations.

We have no employment or consulting agreement with our Cartoon and Animation Advisor, Irwin Hansen and our business may suffer in the event that Mr. Hansen decides to cease to offer his services to us.

Mr. Irwin Hansen, our Cartoon and Animation Advisor, provides his services to the Company free of charge pursuant to a verbal agreement between him and our Chief Executive Officer and President, Ms. Eileen Russell and we do not have any written agreement with Mr. Hansen that obligates him to continue to provide his services to us, whether with or without compensation, for any definite period of time.  Mr. Hansen is currently tasked with selecting and supervising our animators, with providing editorial direction and with selecting the final cartoon strips and sketches to be used in our cartoons. As such, any loss of his services may delay the execution of our business plan.  Further, our anticipated expenses and forecasts regarding revenue all presume that Mr. Hansen will continue to provide his services to us free of charge.  As such, in the event that Mr. Hansen ceases to provide services to us under the current arrangement, for whatever reason, our financial operations will suffer.

We have not sold any cartoons to date.  We cannot guarantee we will be successful in selling cartoons or that if we are able to sell cartoons, that we will make a profit.

We do not currently have any clients who have agreed to purchase the cartoons we intend to produce and no assurance can be given that we will be successful in selling the cartoons to our targeted markets.  Further, even if we obtain clients, no assurance can be given that that we will generate a profit from such sales. If we cannot generate a profit, we will have to suspend or cease operations and any investor in the Company may lose their entire investment.

If we are unable to sell our products to our targeted market, our revenue will not grow as expected.

Our ability to attract customers and generate revenue will depend in large part on our ability to successfully market the cartoons we produce to our targeted markets, television station programmers and educators.  Our success in selling our product depends on several factors, including the timely completion, introduction and market acceptance of our educational cartoons. Further, any new educational cartoons we develop or produce in response to market demands may not be completed in a timely or cost-effective manner, or may not achieve the broad market acceptance necessary to generate significant revenue. If we are unable to successfully market and sell the cartoons that we produce, sell the same into new markets or enhance existing educational cartoons to meet customer requirements, our revenue will not grow as expected, which may have a negative impact on our financial operations.

We expect to face intense competition.

The educational cartoons will compete with a variety of other programs intended for children.  All of our competitors have greater financial resources, greater public and industry recognition and broader marketing capabilities than us. In addition, the market in which we operate is characterized by numerous small companies, with whose products we may be unfamiliar with, and which may be in direct competition with our products.   Our inability to adequately compete with our competitors regardless of their respective size,  may result in lost sales and will affect our overall profitability.

Risks Related To Our Industry

Lack of compliance with industry laws and regulations may result in litigation against us.

We operate in a highly regulated industry. Our failure to comply with rules and regulations of various federal, state and local government authorities could have a significant financial impact on our operations and profitability. No assurance can be given that we will always be in compliance with these rules and regulations. Failure to comply with these rules and regulations may result in, among other things, class action lawsuits, administrative enforcement actions and/or civil and criminal liability against us, any of which may have a negative impact on our reputation and our over-all profitability.

Inability to protect our intellectual property may have a negative impact on our profitability.

Trademarks and other proprietary rights are important to our success and competitive position.  While we intend to protect our trademarks and other proprietary rights through a variety of means when products that are entitled to intellectual property protection are developed by us, no assurance can be given that such actions will be adequate to protect these rights.  Our failure to protect our intellectual property may result in third parties using our products without payment of royalties to us and may have a negative impact on our profitability.

Assertions by a third party that we infringe its intellectual property, whether successful or not, could subject us to costly and time-consuming litigation.

The industry in which we are engaged in is characterized by the existence of a large number of copyrights, trademarks and trade secrets and by frequent litigation based on allegations of infringement or other violations of intellectual property rights.  As we face increasing competition and become a publicly traded company, the possibility that claims against us for alleged intellectual property rights violations may grow. Any intellectual property rights claim against us, with or without merit, could be time-consuming, expensive to litigate or settle and could divert management attention and our financial resources. An adverse determination could also prevent us from offering the cartoon segments we intend to produce to our customers and may require that we develop substitute cartoon segments that do not infringe on any third party’s intellectual property, which could be financially burdensome and may affect our profitability.

We may fail to comply with rules and regulations promulgated by the FCC and other state and federal agencies.

Though we receive advice from management and consultants regarding compliance with FCC regulations, such regulations are very complex and, in some instances, are subject to interpretation. Our business is primarily regulated by the FCC which has jurisdiction over granting licenses and monitoring what goes out over the public airwaves.  Any violation or alleged violation of FCC regulations could adversely affect our business.

Risks Relating To Our Common Stock

Because our sole officer and director owns 38.46% of our issued and outstanding common stock, she can exert significant influence over corporate decisions that may be disadvantageous to minority shareholders.

As of October 11, 2011, our Chief Executive Officer, President and sole director, Ms. Eileen Russell owns approximately 38.46% of our issued and outstanding shares of common stock. While such ownership does not grant her absolute control over the Company, such ownership is sufficient to permit her to exert influence in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and a change in control. Her interests may differ from the interests of our other shareholders and thus may result in corporate decisions that are disadvantageous to our other shareholders.

We arbitrarily determined the price of the shares of our common stock to be sold may not reflect the actual market price for the Shares.

The initial offering of 3,000,000 shares of common stock at $0.05 per share offered by us was determined by us arbitrarily. The price is not based on our financial condition and prospects, market prices of similar securities of comparable publicly traded companies, certain financial and operating information of companies engaged in similar activities to ours, or general conditions of the securities market. The price may not be indicative of the market price, if any, for the common stock that may develop in the trading market after this offering. The market price for our common stock, if any, may decline below the initial public price at which the Shares are offered. Moreover, recently the stock markets have experienced extreme price and volume fluctuations which have had a negative effect impact on smaller companies. In the past, securities class action litigation has often been instituted against various companies following periods of volatility in the market price of their securities. If instituted against us, regardless of the outcome, such litigation would result in substantial costs and a diversion of management’s attention and resources, which would increase our operating expenses and affect our financial condition and business operations.

Because we do not intend to pay any dividends on our common stock, holders of our common stock must rely on stock appreciation for any return on their investment.

We have not declared or paid any dividends on our common stock since our inception, and we do not anticipate paying any such dividends for the foreseeable future. Accordingly, holders of our common stock will have to rely on stock appreciation, if any, to earn a return on their investment in our common stock.

Additional issuances of our securities may result in immediate dilution to existing shareholders.

We are authorized to issue up to 10,000,000 shares of common stock, $0.001 par value per share, of which 3,250,000 shares of common stock are currently issued and outstanding. Our Board of Directors has the authority to cause us to issue additional shares of common stock. We may, in the future, issue shares in connection with financing arrangements or otherwise. Any such issuances will result in immediate dilution to our existing shareholders’ interests, which will negatively affect the value of your Shares.

Currently, there is no public market for our common stock, and there is no assurance that any public market will ever develop or that our common stock will be quoted for trading and, even if quoted, that a viable, liquid market with low volatility will develop.

Currently, our common stock is not listed on any public market, exchange, or quotation system. Although we are taking steps to enable our common stock to be publicly traded, a market for our common stock may never develop. We currently plan to apply for quotation of our common stock on the Over the Counter Bulletin Board (the “OTC Bulletin Board”). However, our common stock may never be traded on the OTC Bulletin Board or even if traded, a viable public market may not materialize. Even if we are successful in developing a public market, there may not be enough liquidity in such market to enable shareholders to sell their Shares. If our common stock is not quoted on the OTC Bulletin Board or if a viable public market for our common stock does not develop, investors may not be able to re-sell the Shares, rendering the same effectively worthless and resulting in a complete loss of their investment.

We are planning to identify a market maker to file an application with the Financial Industry Regulatory Authority, Inc. (“FINRA”) on our behalf so that we may quote our shares of common stock on the OTC Bulletin Board (which is maintained by the FINRA). We cannot assure you that such market maker’s application will be accepted by the FINRA. We are not permitted to file such application on our own behalf. If the application is accepted, there can be no assurances as to whether any market for our common stock will develop or of the price at which our common stock will trade. If the application is accepted, we cannot predict the extent to which investor interest in us will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for the common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of the Company, and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

If we do not comply with the state regulations in regard to the sale of these securities or find an exemption therefrom there may be potential limitations on the resale of your stock.

With few exceptions, every offer or sale of a security must, before it is offered or sold in a state, be registered or exempt from registration under the securities, or blue sky laws, of the state(s) in which the security is offered and sold. Blue sky statutes vary widely and there is very little uniformity in the blue sky filing requirements among state securities laws. To date, we have offered our common stock for sale since the effectiveness of the Registration Statement to potential purchasers in the states of New York, New Jersey, Connecticut and Florida. While we intend to review the relevant blue sky laws of these states before the distribution of the shares therein, should we fail to properly register the securities as required by the respective states or find an exemption from registration, you may not be able to resell your stock once purchased.

Because we will be subject to “penny stock” rules once our shares are quoted on the OTC Bulletin Board, the level of trading activity in our stock may be reduced.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges or quoted on NASDAQ). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their Shares.

Item 1B. Unresolved Staff Comments

Not Appliable.

Item 2.	Property

We currently maintain our corporate office at 101 East 52nd Street, 10th Floor, New York, NY 10022, which premises are currently being provided to us free of charge from an independent third party that has no affiliations with the Company.

Item 3.	Legal Proceedings

There are no pending, nor to our knowledge threatened, legal proceedings against us.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Our Common Equity

There is presently no public market for our common stock. Our registration statement was declared effective on May 05, 2011.  We will apply for quotation of our common stock on the OTC Bulletin Board. However, we cannot assure you that our common stock will be quoted on the OTC Bulletin Board or, if quoted, that a public market will materialize.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, that:

(a)	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

(b)
contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws;

(c)	contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

(d)	contains a toll-free telephone number for inquiries on disciplinary actions;

(e)	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and

(f)	contains such other information and is in such form, including language, type, size and format, as the Securities and Exchange Commission shall require by rule or regulation.

The broker or dealer also must provide, prior to effecting any transaction in a penny stock, the customer with:

(a)	bid and offer quotations for the penny stock;

(b)	the compensation of the broker-dealer and its salesperson in the transaction;

(c)	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

(d)	a monthly account statement showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a suitably written statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock. Therefore, if our common stock becomes subject to the penny stock rules, stockholders may have difficulty selling those securities.

Shareholders of Our Common Stock

As of October 11, 2011, we have 28 shareholders of record.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any securities authorized for issuance under any equity compensation plans.

Recent Sales of Unregistered Securities

Since the Company’s inception on April 28, 2010, we sold the following securities:

1.	In May, 2010, we sold 1,000,000 shares of our common stock to our Chief Executive Officer and President, Ms. Eileen Russell, for proceeds of $10,000;

2.	From May 11, 2010 to June 30, 2010, we sold an aggregate of 1,750,000 shares of common stock to 26 other individuals for aggregate proceeds of $17,500.

3.
On December 15, 2010, we issued an aggregate of 500,000 shares of our common stock to our Chief Executive Officer and President, Ms. Eileen Russell, and to our former Vice-President and secretary, Ms. Charlotte Kelly Veal, for services rendered to the Company by each of them during the month of December, 2010.

We believe that the sales of these securities were considered to be exempt from registration under Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated there under. The purchasers of the securities in such transactions represented their intention to acquire the securities for investment purposes only and not with a view to or for sales in connection with any distribution thereof and appropriate legends were affixed to the certificates for the securities issued in such transactions.

Use of Proceeds

We conducted a self-underwritten offering of 3,000,000 shares of common stock in the public market (the “Offering”), which was registered with the SEC on Form S-1 Registration Statement (File No. 333-168587). The offering is being conducted on a self-underwritten basis and no minimum number of Shares needs to be sold in order for the offering to proceed.

We anticipate incurring costs of approximately $95,000 within 12 months following the completion of the offering in order to fully implement our business plan.  However, the full implementation of our business plan is contingent on us being able to sell all of the Shares offered pursuant to the offering.  If we are unable to sell all of the Shares sold hereby, we intend to adjust our business plan accordingly.

Below is a table showing the amount of proceeds to be allocated to each aspect of our business plan based on different amounts of Shares sold in the offering.  Any amounts remaining will be set aside for any unexpected expenses that we may incur in the operation of our intended business.

	Allocation
	1,000,000 shares (Net Proceeds of approximately $29,990*)	2,000,000 shares (Net proceeds of approximately $79,990*)	3,000,000 shares (Net proceeds of approximately $129,990*)
Development and Production of Initial Set of Cartoons	$18,000	$21,000	$21,000
Marketing and Research	$6,000	$46,000	$46,000
Development of Website	$0	$1,000	$9,000
Printing and Distribution of Newsletter	$0	$0	$19,000
SUB TOTAL	$24,000	$68,000	$95,000

Remaining Amounts**	$5,990	$11,990	$34,990
TOTAL	$29,990	$79,990	$129,990

* Based on an offering price of $0.05 per share and takes into account estimated expenses of $20,010.
** To be set aside for any unexpected expenses that we may incur in the operation of our intended business.

For detailed description on how we intend to use the proceeds, refer to Item 1 Business Overview.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this Annual Report on Form 10-K.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Application of Critical Accounting Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and  disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The more significant areas requiring the use of estimates include asset impairment, stock-based compensation, and future income tax amounts. Management bases its estimates on historical experience and on other assumptions considered to be reasonable under the circumstances. However, actual results may differ from the estimates.

General Organization and Business

EDUtoons, Inc. (the “Company,” “we,” “us,” or “our”) was incorporated in the State of Delaware on April 28, 2010 to produce one-minute, three-minute and five-minute educational cartoons primarily to be sold to television networks and independent television stations, and digital platforms throughout the United States and Canada, and thereafter offered at a lower cost to schools.  We aim to provide reinforcement in children’s programming that will serve as both an educational tool and counter-balance to the violence and age-inappropriate nature of cartoons and programming currently directed at children.  Our one-minute television programming consists of 26-segment series, each devoted to one letter of the alphabet; the three-minute segments would be offered in 13 and 26 series in subjects such as the presidents of the United States, the countries of the world, and the states of the United States, etc.; and the five-minute segments would be focused primarily on nature, various animal habitats around the world, the stars and sea life.

We are in the development stage and have not generated any revenues from operations and have no assurance of any future revenues.  We will require substantial additional funds to cover our operations.  There is no assurance that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us.

Cash and Cash Equivalents

The Company considers all liquid investments with an original maturity of three months or less that are readily convertible into cash to be cash equivalents.  The Company places its cash with high credit quality financial institutions.  Accounts at these institutions are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000.  At June 30, 2011 and June 30, 2010, the Company did not have cash balances which were in excess of the FDIC insurance limit.  The Company performs ongoing evaluations of these institutions to limit its concentration of risk exposure.  Management believes this risk is not significant due to the financial strength of the financial institutions utilized by the Company.

Due to Stockholder

Amount due to stockholder, representing the advance from a stockholder, is non-interest bearing and is due on demand.  In August 2010, the advance was paid off.

Deferred Registration Costs

Deferred registration costs are incremental costs incurred by the Company in connection with a proposed common stock offering to be charged against the gross proceeds of the offering.  Deferred registration costs do not include any allocation of salaries, overhead or similar costs. Deferred registration costs were $36,193 and $10,000 as of June 30, 2011 and June 30, 2010, respectively.

Income Taxes

The Company accounts for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes, which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes.  Deferred tax assets and liabilities represent the future tax consequence for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  At June 30, 2011 and June 30, 2010, the Company has established full valuation allowances against deferred tax assets, recognized for operating losses, due to the uncertainty in realizing their benefits.  At June 30, 2011, the Company had $36,611 of unused operating losses expiring in 2031.

The Company adopted the provisions of FASB ASC 740-10-25.  The provisions prescribe a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns and require that uncertain tax positions are evaluated in a two-step process.

The Company is in the process of preparing and filing its federal income tax return for the year ended June 30, 2010.  As of June 30, 2011 and 2010, accrual of taxes, interest, and penalty of $385 and $0 are included in accrued liabilities in the accompanying balance sheets, respectively.  For year ended June 30, 2011 and for the period from April 28, 2010 (inception) to June 30, 2011, the Company recorded its federal income tax, penalty, and interest of $135 as income tax expense and its State of Delaware franchise tax, filing fee, penalties, and interest of $250 as general and administrative expenses.

No income taxes or interest were paid as of June 30, 2011.

Fair Value of Financial Instruments

FASB ASC 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability.  The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity.  The Company did not identify any financial assets and liabilities that are required to be presented on the balance sheets at fair value.

Financial instruments include cash, due to stockholder and accrued liabilities.  As of June 30, 2011 and 2010, the carrying values of these financial instruments approximated their fair values due to the short term nature of these financial instruments.

Earnings per Share

Net income (loss) per share is calculated in accordance with FASB ASC 260, Earnings Per Share.  Basic net income (loss) per share is based upon the weighted average number of common shares outstanding.  Diluted net income (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised.  Dilution is computed by applying the treasury stock method.  Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  Basic and diluted earnings per share are the same for the year ended June 30, 2011, for the period from April 28, 2010 (inception) to June 30, 2010, and for the period from April 28, 2010 (inception) to June 30, 2011 because the Company had no common stock equivalents.

Stock Based Compensation

The Company records stock based compensation in accordance with FASB ASC 718, Compensation – Stock Based Compensation, which requires the Company measure stock based compensation based on the grant date estimated fair values for all stock based awards made to employees and directors, including stock options and recognize the compensation expense on the straight-line basis over the period during which an employee or director is required to provide service in exchange for the award.

Share Capital
	Number of shares	Amount

Authorized:
Common stock at $0.001 par value per share	10,000,000	$10,000

At June 30, 2011 and June 30, 2010	10,000,000	$10,000

Issued and outstanding:
Common stock at $0.001 par value per share	2,750,000	$2,750

At June 30, 2010	2,750,000	$2,750

Issued and outstanding:
Common stock at $0.001 par value per share	3,250,000	$3,250

At June 30, 2011	3,250,000	$3,250

Going Concern/Risk and Uncertainties

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company is a startup company subject to the substantial business risks and uncertainties inherent to such an entity, including the potential risk of business failure.  This raises substantial doubt about the Company’s ability to continue as a going concern.

The reasons for the substantial doubt along with management’s plans are as follows.

The Company has not generated any revenues since inception.  While the Company is attempting to commence operations and generate revenues, the Company’s cash position may not be sufficient to support the Company’s daily operations.  Management intends to raise additional funds through the issuance of equity or debt securities.  Management believes that the actions presently being taken to implement its business plan and to generate revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The Company’s continuation as a going concern and its ability to emerge from the development stage with any planned principal business activity is dependent upon the continued financial support from its stockholders and its ability to obtain the necessary equity or debt financing and attain profitable operations.

The accompanying financial statements do not include any adjustments that would be necessary should the Company be unable to continue as a going concern.

Stock Based Compensation

On December 15, 2010, the Company issued an aggregate of 500,000 shares of common stock to the Company’s officers in consideration for services rendered by them to the Company during the month of December 2010.  Such shares were valued at $25,000 at $0.05 per share. The total stock-based compensation cost recognized in the statements of operation for the year ended June 30, 2011 and for the period from April 28, 2010 (inception) to June 30, 2011 was $25,000.

Results of Operations

We are a development stage company with no established source of revenue. From the period from inception (April 28, 2010) to June 30, 2011, we have incurred cumulative general & administrative expenses in the amount of $36,611 which primarily consists of the audit fee and stock based compensation. We have not generated any revenues and as of the date hereof, we have only taken the initial steps necessary before it can fully implement its business plan, such as the raising of initial capital through the sale of 2,750,000 shares of our common stock and obtaining the domain rights to our website.  Our auditors have expressed substantial doubt about our ability to continue as a going concern. Without realization of additional capital, it would be unlikely for us to continue as a going concern. Since inception, our activities have been supported by equity financing, and as of June 30, 2011, we have sustained losses in the amount of $36,746.

Liquidity and Capital Resources

Since inception, we have raised $27,500 through the sale or our common stock and have incurred expenses of $36,611.  In addition, since inception, we obtained an advance from a stockholder in the amount of $10,000, which was repaid in August of 2010.  We anticipate that our future cash needs will be approximately $95,000 for the twelve month period following the closing of the offering.  We anticipate obtaining net proceeds of approximately $29,900 to $129,990 through the sale of our common stock.  Such amounts will be used to fund our anticipated expenses for the next twelve to eighteen months, including those expenses relating to the execution of our business plan, as discussed above.  However, no assurance can be given that any proceeds will be received, in which event, we may revise our business plan or may engage in additional financing activities, including the possible sale of debt instruments to be issued by us.  No assurance can be given that we will be successful in obtaining the necessary financing, or that we will be able to negotiate acceptable terms in a timely fashion. In addition, our access to capital is affected by prevailing conditions in the financial and equity capital markets, as well as our own financial condition.  At this time, we have not entered into any agreements with any third-party relating to the provision of credit facilities to us.  In addition, none of our current officers, directors or shareholders has committed, whether orally or in writing, to provide us with additional financing when needed.  Moreover, even if we are able to execute our business plan as intended, no assurance can be given that we will be able to sell any of the cartoons that we create or that we will be able to generate sufficient revenues to become profitable.

Off Balance Sheet Arrangements

None.

Recent Developments

During the previous twelve months, we focused on the preparation and filling of our Registration Statement on Form S-1 and the Offering in order to raise the necessary funds to develop and market our product.

Plan of Operation

Our plan of operation for the twelve (12) months following the closing of the offering is to primarily develop our three (3) cartoon segments (1, 3 and 5 minutes) that focus on educational story lines and animation, which will be distributed initially through the Internet.

Over the next twelve (12) months, we anticipate spending approximately $95,000 for business operations. This budget assumes that all of the shares offered herein will be sold, permitting the Company to execute its current business plan, as intended, and includes all anticipated costs associated with the production of cartoon segments, professional fees (which include the filing of the registration statement) and future compliance with reporting obligations and marketing expenses.  Any amounts remaining from the sale of the shares offered herein, if any, after expenses for the production of cartoons, marketing efforts and other expenses will be retained for any unknown expenses that the Company may incur.

During this first year of operation, our management team will contribute to the long-term growth and success of the business by donating their time without charge to the business. Our director will spend at least 25 to 30 hours per week on company business.

For detailed information, please refer to Item 1 Business Overview.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

The financial statements, notes to the financial statements and report of the Company’s independent registered accountant required to be filed in response to this Item 8 begin on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None

Item 9A.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

Our management, under the supervision and with the participation of our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), has evaluated the effectiveness of our disclosure controls and procedures (“Disclosure Controls”) as defined in Rules 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report (the “Evaluation Date”). Based on such evaluation, our PEO and PFO have concluded that as of the Evaluation Date, our Disclosure Controls were not effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to our company is made known to management, including the PEO and PFO, particularly during the period when our periodic reports are being prepared, to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management assessed the effectiveness of our internal control over financial reporting as of the Evaluation Date based on the criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management has determined that as of the Evaluation Date, there were material weaknesses in our internal control over financial reporting.  The material weaknesses identified during management’s assessment were (i) the financial statement were not complete and did not include all of the disclosures required by accounting principles generally accepted in the United States of America; and (ii) certain material transactions were not recorded in a general ledger.

It can be difficult for small businesses such as the Company to maintain the necessary internal control procedures because of insufficient personnel to cover each and every process and procedure. Ultimately, checks and balances need to be in place as a supportive measure to the business operations, but also as a fraud prevention measure as well. Because we have limited financial personnel and limited resources, there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls procedures.  However, the Company’s management believes that the material weaknesses set forth above were the result of the scale of our operations, are intrinsic to our small size and are of a nature that companies of our size would normally encounter.  In order to remediate such weaknesses, the Company intends to engage the services of a third-party accountant as well as skilled outside consultants tasked to assist the Company in strengthening its internal control procedures over financial reporting.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal year ended June 30, 2011 covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our executive officer and director and her age as of October 11, 2011 are as follows:

Director:
Name of Director	Age
Eileen Russell	70

Executive Officer:
Name of Officer	Age	Position
Eileen Russell	70	Chief Executive Officer, President and Treasurer

Biographical Information

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

Eileen Russell, CEO, President, Treasurer and Director

Ms. Russell joined the Company in April, 2010 as its CEO, President, Treasurer and sole Director.   Ms. Russell is an educator and journalist and spent 18 years at ABC News where she produced investigative documentaries on Agribusiness, Illegal Aliens, the Oil Industry, Chemicals in the Environment, Police Stress, The Art Field, Asbestos, Sex Discrimination at Yale University, and Vietnam Veterans, as well as The Castro Generation, Cambodia: The Lost Generation, and two Action Biographies.  Action Biography: Sadat won the George Forster Peabody Award and Action Biography: Rabin won the Overseas Press Club of America Award.  Ms. Russell also taught children in middle and high school in Yonkers, New York, and was an adjunct professor of broadcast journalism at Columbia University School of Journalism in New York.  She received her Bachelor of Science Degree from Marymount Manhattan College in 1961 and her Masters Degree from Fordham University in 1965.

Term of Office

Our directors hold office for a period of one-year term, and hold such office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws.

Committees of the Board of Directors

To date, our Board of Directors has not established a nominating and governance committee, a compensation committee, nor an audit committee. Nor do we have an audit committee "financial expert." As such, our entire Board of Directors acts as our audit committee and handles matters related to compensation and nominations of directors.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of "independent directors." Our determination of independence of directors is made using the definition of "independent director" contained in Rule 4200(a)(15) of the Marketplace Rules of the NASDAQ Stock Market ("NASDAQ"), even though such definitions do not currently apply to us because we are not listed on NASDAQ. We have determined that none of our directors currently meet the definition of "independent" as within the meaning of such rules as a result of their current positions as our executive officer.

Code of Ethics

We currently do not have a written code of ethics applicable to our executive officers. We have not yet adopted a written code of ethics due the early stage of development of the Company.

Stockholder Communications with the Board

We have not implemented a formal policy or procedure by which our stockholders can communicate directly with our Board of Directors. Nevertheless, every effort has been made to ensure that the views of stockholders are heard by the Board of Directors or individual directors, as applicable, and that appropriate responses are provided to stockholders in a timely manner. We believe that we are responsive to stockholder communications, and therefore have not considered it necessary to adopt a formal process for stockholder communications with our Board. During the upcoming year, our Board will continue to monitor whether it would be appropriate to adopt such a process.

Item 11. Executive Compensation.

The following table sets forth the aggregate cash compensation paid by the Company to its officers and our sole director for services performed from our inception, April 28, 2010, to our fiscal year ended June 30, 2011.
Name and Principal Position	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Eileen Russell/CEO, President, Treasurer and Board Member	0	0	0	0	0	0	0	0

Options

To date, no stock options have been granted to officers or the director of the Company.

Stock Awards

On December 15, 2010, we granted 250,000 shares of common stock to each of our CEO and President, Ms. Eileen Russell and our former Vice-President and Secretary, Ms. Charlotte Kelly Veal, for services rendered by them to the Company during the month of December 2010.

Employment Agreements and Consulting Agreements

We have not entered into any employment agreement or consulting agreements since our inception.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our capital stock as of June 30, 2011 by (i) each person whom we know to beneficially own more than five percent of our common stock, (ii) our director, (iii) each of our executive officers and (iv) our director and executive officer. Unless otherwise indicated, each of the persons listed below have sole voting and investment power with respect to the shares beneficially owned.

Our total authorized capital stock consists of 10,000,000 shares of common stock, par value $0.001 per share. As of June 30, 2011 there were 3,250,000 shares of our common stock outstanding. Each share of our common stock entitles its holder to one vote on each matter submitted to our stockholders. As of June 30, 2011, there were no shares of preferred stock authorized.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned(1)	Percentage of Common Shares Beneficially Owned
Eileen Russell/CEO, President, Treasurer and Board Member	1,250,000	38.46%
Charlotte Kelly Veal	250,000	7.69%
As a group (2 persons)	1,500,000	46.15%

(1)
Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table.

Compensation Plans

We currently do not have any compensation plans in place.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

None of our director, officers or principal shareholders, nor any family member of the foregoing, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us.

Item 14.	Principal Accounting Fees and Services.

The following table presents aggregate fees for professional services rendered by our principal independent registered public accounting firm, Wei, Wei & Co., LLP for the audit of our annual financial statements for the fiscal year ended June 30, 2011 and 2010.

	For the Years Ended June 30,
	2011	2010
Audit fees (1)	$6,850	$3,950
Audit- related fees (2)	-	-
Tax fees (3)	-	-
All other fees	-	-
Total fees	$6,850	$3,950

(1)	Audit fees are comprised of annual audit fees and quarterly review fees.

(2)	Audit-related fees for fiscal years 2011 and 2010 are comprised of consent fees and work on registration statements.

(3)	Tax fees are comprised of tax compliance, preparation and consultation fees.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee pre-approves all audit and non-audit services provided by the independent auditors prior to the engagement of the independent auditors with respect to such services. The Chairman of the Audit Committee has been delegated the authority by the Committee to pre-approve interim services by the independent auditors other than the annual audit. The Chairman must report all such pre-approvals to the entire Audit Committee at the next Committee meeting.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
(a) Exhibits:

The following exhibits are filed as part of this annual report on Form 10-K:

Exhibit	Description of Exhibit

3.1*	Certificate of Incorporation of EDUtoons, Inc.
3.2*	Bylaws of EDUtoons, Inc.
4.1*	Specimen Stock Certificate
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed as exhibits to the Registration Statement on Form S-1 filed by the Company on August 6, 2010.

(b) Financial Statements:
EDUTOONS, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
EDUtoons, Inc.

We have audited the accompanying balance sheets of EDUtoons, Inc. (the “Company”), a development stage company, as of June 30, 2011 and 2010, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year ended June 30, 2011, for the period from April 28, 2010 (inception) to June 30, 2010, and for the period from April 28, 2010 (inception) to June 30, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required, nor have we been engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentations.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EDUtoons, Inc. at June 30, 2011 and 2010, and the results of its operations and its cash flows for the year ended June 30, 2011, for the period from April 28, 2010 (inception) to June 30, 2010, and for the period from April 28, 2010 (inception) to June 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that EDUtoons, Inc. will continue as a going concern.  As more fully described in Note 5, the Company is a start up company subject to substantial business risks and uncertainties that has not generated revenues since inception.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 5.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/Wei, Wei & Co., LLP

New York, New York
October 12, 2011

EDUTOONS, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	June 30, 2011	June 30, 2010
ASSETS

Current assets:
Cash (Note2)	$525	$27,500

Total current assets	525	27,500

Deferred registration costs (Note 2)	36,193	10,000

TOTAL ASSETS	$36,718	$37,500

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Due to stockholder (Note 2)	$-	$10,000
Accrued liabilities	20,964	3,950

Total current liabilities	20,964	13,950

Stockholders’ equity:
Common stock, $0.001 par value per share, 10,000,000 shares authorized, and 3,250,000 shares issued and outstanding at June 30, 2011 and 2,750,000 shares issued and outstanding at June 30, 2010	3,250	2,750
Additional paid-in capital	49,250	24,750
Deficit accumulated during development stage	(36,746)	(3,950)

Total stockholders’ equity	15,754	23,550

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$36,718	$37,500

See accompanying notes to financial statements.

EDUTOONS, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

		For the Period from	For the Period from
		April 28, 2010	April 28, 2010
	For the Year Ended June 30, 2011	(Inception) to June 30, 2010 (Cumulative)	(Inception) to June 30, 2011 (Cumulative)

Revenue	$-	$-	$-

Operating expenses:
General and administrative expenses	32,661	3,950	36,611

Net (loss) before income taxes	(32,661)	(3,950)	(36,611)
Provision for income tax (Note 2)	(135)	-	(135)

Net (loss)	$(32,796)	$(3,950)	$(36,746)

(Loss) per common share, basic and diluted (Note 2)	$(0.01)	$(0.00)	$(0.01)

Weighted average shares outstanding, basic and diluted	3,021,233	2,750,000	2,980,769

See accompanying notes to financial statements.

EDUTOONS, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM APRIL 28, 2010 (INCEPTION) TO JUNE 30, 2011

		Additional	Deficit Accumulated During
	Common	Paid-in	Development
	Stock	Capital	Stage	Total

Initial capitalization	$2,750	$24,750	$-	$27,500
Net (loss)	-	-	(3,950)	(3,950)

Balance, June 30, 2010	2,750	24,750	(3,950)	23,550
Stock based compensation (Notes 2 and 6)	500	24,500	-	25,000
Net (loss)	-	-	(32,796)	(32,796)

Balance, June 30, 2011	$3,250	$49,250	$(36,746)	$15,754

See accompanying notes to financial statements.

EDUTOONS, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

		For the Period from	For the Period from
		April 28, 2010	April 28, 2010
	For the Year Ended June 30, 2011	(Inception) to June 30, 2010 (Cumulative)	(Inception) to June 30, 2011 (Cumulative)

Cash flows from operating activities:
Net (loss)	$(32,796)	$(3,950)	$(36,746)
Stock based compensation	25,000	-	25,000
Change in operating assets and liabilities:
Deferred registration costs	(26,193)	(10,000)	(36,193)
Stockholder advance	(10,000)	10,000	-
Accrued liabilities	17,014	3,950	20,964

Net cash (used in) operating activities	(26,975)	-	(26,975)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	27,500	27,500

Net cash provided by financing activities	-	27,500	27,500

Net change in cash	(26,975)	27,500	525
Cash, beginning of period	27,500	-	-

Cash, end of period	$525	$27,500	$525

See accompanying notes to financial statements.

EDUTOONS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

1.	GENERAL

Organization and Business Nature

EDUtoons, Inc. (the “Company”) was incorporated in the State of Delaware on April 28, 2010 to produce one-minute, three-minute and five-minute educational cartoons primarily to be sold to television networks and independent television stations, and digital platforms throughout the United States and Canada, and thereafter offered at a lower cost to schools.  The Company aims to provide reinforcement in children’s programming that will serve as both an educational tool and counter-balance to the violence and age-inappropriate nature of cartoons and programming currently directed at children.  The Company’s one-minute television programming consists of 26-segment series, each devoted to one letter of the alphabet; the three-minute segments would be offered in 13 and 26 series in subjects such as the presidents of the United States, the countries of the world, and the states of the United States, etc.; and the five-minute segments would be focused primarily on nature, various animal habitats around the world, the stars and sea life.

The Company is in the development stage and has not generated any revenues from operations and has no assurance of any future revenues.  The Company will require substantial additional funding to cover its operations.  There is no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company.

2.	ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all liquid investments with an original maturity of three months or less that are readily convertible into cash to be cash equivalents.  The Company places its cash with high credit quality financial institutions.  Accounts at these institutions are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000.  At June 30, 2011 and June 30, 2010, the Company did not have cash balances which were in excess of the FDIC insurance limit.  The Company performs ongoing evaluations of these institutions to limit its concentration of risk exposure.  Management believes this risk is not significant due to the financial strength of the financial institutions utilized by the Company.

EDUTOONS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

2.	ACCOUNTING POLICIES (continued)

Due to Stockholder

Amount due to stockholder, representing the advance from a stockholder, is non-interest bearing and is due on demand.  In August 2010, the advance was paid off.

Deferred Registration Costs

Deferred registration costs are incremental costs incurred by the Company in connection with a proposed common stock offering to be charged against the gross proceeds of the offering.  Deferred registration costs do not include any allocation of salaries, overhead or similar costs. Deferred registration costs were $36,193 and $10,000 as of June 30, 2011 and June 30, 2010, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Income Taxes

The Company accounts for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes, which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes.  Deferred tax assets and liabilities represent the future tax consequence for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  At June 30, 2011 and June 30, 2010, the Company has established full valuation allowances against deferred tax assets, recognized for operating losses, due to the uncertainty in realizing their benefits.  At June 30, 2011, the Company had $36,611 of unused operating losses expiring in 2031.

EDUTOONS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

2.	ACCOUNTING POLICIES (continued)

Income Taxes (continued)

The Company adopted the provisions of FASB ASC 740-10-25.  The provisions prescribe a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns and require that uncertain tax positions are evaluated in a two-step process.

The Company is in the process of preparing and filing its federal income tax return for the year ended June 30, 2010 and its State of Delaware Annual Report and Franchise Taxes for the year of 2010.  As of June 30, 2011 and 2010, accrual of taxes, interest, and penalty of $385 and $0 are included in accrued liabilities in the accompanying balance sheets, respectively.  For year ended June 30, 2011 and for the period from April 28, 2010 (inception) to June 30, 2011, the Company recorded its federal income tax, penalty, and interest of $135 as income tax expense and its State of Delaware franchise tax, filing fee, penalties, and interest of $250 as general and administrative expenses.

No income taxes or interest were paid as of June 30, 2011.

Fair Value of Financial Instruments

FASB ASC 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability.  The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity.  The Company did not identify any financial assets and liabilities that are required to be presented on the balance sheets at fair value.

Financial instruments include cash, due to stockholder and accrued liabilities.  As of June 30, 2011 and 2010, the carrying values of these financial instruments approximated their fair values due to the short term nature of these financial instruments.

EDUTOONS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

2.	ACCOUNTING POLICIES (continued)

Earnings per Share

Net income (loss) per share is calculated in accordance with FASB ASC 260, Earnings Per Share.  Basic net income (loss) per share is based upon the weighted average number of common shares outstanding.  Diluted net income (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised.  Dilution is computed by applying the treasury stock method.  Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  Basic and diluted earnings per share are the same for the year ended June 30, 2011, for the period from April 28, 2010 (inception) to June 30, 2010, and for the period from April 28, 2010 (inception) to June 30, 2011 because the Company had no common stock equivalents.

Stock Based Compensation

The Company records stock based compensation in accordance with FASB ASC 718, Compensation – Stock Based Compensation, which requires the Company measure stock based compensation based on the grant date estimated fair values for all stock based awards made to employees and directors, including stock options and recognize the compensation expense on the straight-line basis over the period during which an employee or director is required to provide service in exchange for the award.

3.	RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”).  ASU No. 2010-06 amends FASB ASC Topic 820, to require additional information to be disclosed principally regarding Level 3 measurements and transfers to and from Level 1 and 2.  In addition, enhanced disclosure is required concerning inputs and valuation techniques used to determine Level 2 and Level 3 measurements.  This guidance is generally effective for interim and annual reporting periods beginning after December 15, 2009; however, requirements to disclose separately purchases, sales, issuances, and settlements in the Level 3 reconciliation are effective for fiscal years beginning after December 15, 2010 (and for interim periods within such years).  The update did not have a material impact on the Company’s results of operations or financial position.

EDUTOONS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

3.	RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

In February 2010, the FASB issued Accounting Standards Update No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements (“ASU No. 2010-09”).  ASU No. 2010-09 amends FASB ASC Topic 855-10, Subsequent Events, to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in both issued and revised financial statements.  This change alleviates potential conflicts between ASC 855-10 and the SEC’s requirements.  The update did not have a material impact on the Company’s results of operations or financial position.

In March 2010, the FASB issued Accounting Standards Update No. 2010-11, which is included in the Codification under ASC 815, Derivatives and Hedging (“ASC 815”).  This update clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements.  Only an embedded credit derivative that is related to the subordination of one financial instrument to another qualifies for the exemption.  This guidance is effective for interim and annual reporting periods beginning January 1, 2010.  The adoption of this standard did not have a material impact on the Company’s results of operations or financial position.

In April 2010, the FASB issued ASU No. 2010-13, Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades  (“ASU 2010-13”). ASU 2010-13 addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades.  FASB ASC Topic 718 was amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade shall not be considered to contain a market, performance or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies for equity classification. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early application permitted. The Company does not believe that the adoption of this standard will have a material impact on the Company’s results of operations or financial position.

EDUTOONS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

3.	RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

In December 2010, the FASB issued ASU No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”). ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. This eliminates an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. ASU 2010-28 is effective for fiscal and interim periods beginning after December 15, 2010. The Company does not believe that the adoption of this standard will have a material impact on the Company’s results of operations or financial position.

In December 2010, the FASB issued ASU No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”). ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company does not believe that the adoption of this standard will have a material impact on the Company’s results of operations or financial position.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S.GAAP and IFRSs (“ASU 2011-04”) that provides clarification about the application of existing fair value measurements and disclosure requirements and expands certain other disclosure requirements. ASU 2011-04 amends U.S. GAAP to provide common fair value measurements and disclosure requirements with International Financial Reporting Standards. The amendments in this ASU are effective prospectively for interim and annual periods beginning after December 15, 2011, with no early adoption permitted. The Company does not believe that the adoption of this standard will have a material impact on the Company’s results of operations or financial position.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU No. 2011-05”) that improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.

EDUTOONS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

3.	RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

ASU No. 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both methods, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the component of net income and the components of other comprehensive income are presented. ASU No. 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and is to be applied retrospectively, with early adoption permitted. The Company does not believe that the adoption of this standard will have a material impact on the Company’s results of operations or financial position.

4.	SHARE CAPITAL

	Number of shares	Amount

Authorized:
Common stock at $0.001 par value per share	10,000,000	$10,000

At June 30, 2011 and June 30, 2010	10,000,000	$10,000

Issued and outstanding:
Common stock at $0.001 par value per share	2,750,000	$2,750

At June 30, 2010	2,750,000	$2,750

Issued and outstanding:
Common stock at $0.001 par value per share	3,250,000	$3,250

At June 30, 2011	3,250,000	$3,250

EDUTOONS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

5.	GOING CONCERN/RISKS AND UNCERTAINTIES

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company is a startup company subject to the substantial business risks and uncertainties inherent to such an entity, including the potential risk of business failure.  This raises substantial doubt about the Company’s ability to continue as a going concern.

The reasons for the substantial doubt along with management’s plans are as follows.

The Company has not generated any revenues since inception.  While the Company is attempting to commence operations and generate revenues, the Company’s cash position may not be sufficient to support the Company’s daily operations.  Management intends to raise additional funds through the issuance of equity or debt securities.  Management believes that the actions presently being taken to implement its business plan and to generate revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The Company’s continuation as a going concern and its ability to emerge from the development stage with any planned principal business activity is dependent upon the continued financial support from its stockholders and its ability to obtain the necessary equity or debt financing and attain profitable operations.

The accompanying financial statements do not include any adjustments that would be necessary should the Company be unable to continue as a going concern.

6.	STOCK BASED COMPENSATION

On December 15, 2010, the Company issued an aggregate of 500,000 share of common stock to the Company’s officers in consideration for services rendered by them to the Company during the month of December 2010.  Such shares were valued at $25,000 at $0.05 per share. The total stock-based compensation cost recognized in the statements of operation for the year ended June 30, 2011 and for the period from April 28, 2010 (inception) to June 30, 2011 was $25,000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDUtoons, Inc.

Date: October 13, 2011	By:	/s/ Eileen Russell
Eileen Russell
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: October 13, 2011	By:	/s/ Eileen Russell
Eileen Russell
Chief Executive Officer, President and Director (Principal Executive Officer, Principal Financial Officer and Principal Accountant Officer)