Form 10-Q
period 2011-03-31
EDUtoons, Inc.
filed 2011-10-20
CIK 1497814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission file number: 333-168587

EDUTOONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-2701563
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

101 East 52nd Street, 10th Floor, New York, NY 10022
(Address of principal executive offices, including zip code)

Tel: (212) 319-1754
 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. ☐

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒  No☐

As of October 19, 2011, there were issued and outstanding 3,250,000 shares of Common Stock, $.001 par value.

EDUTOONS, INC.
FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANTIAL STATEMENTS

EDUTOONS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

		June 30, 2010
	March 31, 2011 (Unaudited)	(Derived from audited financial statements)

ASSETS

Current assets:
Cash (Note2)	$1,398	$27,500

Total current assets	1,398	27,500

Deferred registration costs (Note 2)	22,614	10,000

TOTAL ASSETS	$24,012	$37,500

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Due to stockholder (Note 2)	$-	$10,000
Accrued liabilities	4,254	3,950

Total current liabilities	4,254	13,950

Stockholders’ equity:
Common stock, $0.001 par value per share, 10,000,000 shares authorized, and 3,250,000 shares issued and outstanding at March 31, 2011 and 2,750,000 shares issued and outstanding at June 30, 2010	3,250	2,750
Additional paid-in capital	49,250	24,750
Deficit accumulated during development stage	(32,742)	(3,950)

Total stockholders’ equity	19,758	23,550

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,012	$37,500

The accompanying notes are an integral part of these financial statements.

EDUTOONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPRATIONS
(UNAUDITED)

			For the Period From
			April 28, 2010
	For the Three Months	For the Nine Months	(Inception) to
	Ended March 31, 2011	Ended March 31, 2011	March 31, 2011 (Cumulative )

Revenue	$-	$-	$-

Operating expenses:
General and administrative expenses	954	28,657	32,607

Net (loss) before income taxes	(954)	(28,657)	(32,607)
Provision for income tax (Note 2)	-	(135)	(135)

Net (loss)	$(954)	$(28,792)	$(32,742)

(Loss) per common share, basic and diluted (Note 2)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding, basic and diluted	3,250,000	2,945,255	2,908,284

The accompanying notes are an integral part of these financial statements.

 EDUTOONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
(UNAUDITED)

	For the period from April 28, 2010 (Inception) to March 31, 2011
		Additional	Deficit Accumulated During
	Common	Paid-in	Development
	Stock	Capital	Stage	Total

Initial capitalization	$2,750	$24,750	$-	$27,500
Net (loss)	-	-	(3,950)	(3,950)

Balance, June 30, 2010	2,750	24,750	(3,950)	23,550
Stock based compensation (Notes 2 and 6)	500	24,500	-	25,000
Net (loss)	-	-	(28,792)	(28,792)

Balance, March 31, 2011	$3,250	$49,250	$(32,742)	$19,758

The accompanying notes are an integral part of these financial statements.

EDUTOONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the	For the	For the Period From April 28, 2010
	Three Months	Nine Months	(Inception) to
	Ended March 31, 2011	Ended March 31, 2011	March 31, 2011 (Cumulative )

Cash flows from operating activities:
Net (loss)	$(954)	$(28,792)	$(32,742)
Stock based compensation	-	25,000	25,000
Change in operating assets and liabilities:
Deferred registration costs	(969)	(12,614)	(22,614)
Repayment of stockholder advance	-	(10,000)	-
Accrued liabilities	(920)	304	4,254

Net cash (used in) operating activities	(2,843)	(26,102)	(26,102)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	27,500

Net cash provided by financing activities	-	-	27,500

Net change in cash	(2,843)	(26,102)	1,398
Cash, beginning of period	4,241	27,500	-

Cash, end of period	$1,398	$1,398	$1,398

The accompanying notes are an integral part of these financial statements.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1. GENERAL

Organization and Business Nature

EDUtoons, Inc. (the “Company”) was incorporated in the State of Delaware on April 28, 2010 to produce one-minute, three-minute and five-minute educational cartoons primarily to be sold to television networks and independent television stations, and digital platforms throughout the United States and Canada, and thereafter offered at a lower cost to schools.  The Company aims to provide reinforcement in children’s programming that will serve as both an educational tool and counter-balance to the violence and age-inappropriate nature of cartoons and programming currently directed at children.  The Company’s one-minute television programming consists of 26-segment series, each devoted to one letter of the alphabet; the three-minute segments would be offered in 13 and 26 series in subjects such as the presidents of the United States, the countries of the world, the states of the United States and the like; and the five-minute segments would be focused primarily on nature, various animal habitats around the world, the stars and sea life.

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

NOTE 2.  ACCOUNTING POLICIES

Basis of Accounting and Presentation

The unaudited interim financial statements of the Company as of March 31, 2011 and for the three and nine months ended March 31, 2011 and the period from April 28, 2010 (inception) to March 31, 2011, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) which apply to interim financial statements.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.  The results of operations for the three and nine months ended March 31, 2011 are not necessarily indicative of the results to be expected for future quarters or for the year ending June 30, 2011.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the SEC, although the Company believes the disclosure is adequate to make the information presented not misleading.  The accompanying unaudited financial statements should be read in conjunction with the audited financial statements of the Company for the period from April 28, 2010 (inception) to June 30, 2010.

Cash and Cash Equivalents

The Company considers all liquid investments with an original maturity of three months or less that are readily convertible into cash to be cash equivalents.  The Company places its cash with high credit quality financial institutions.  Accounts at these institutions are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000.  At March 31, 2011 and June 30, 2010, the Company did not have cash balances which were in excess of the FDIC insurance limit.  The Company performs ongoing evaluations of these institutions to limit its concentration of risk exposure.  Management believes this risk is not significant due to the financial strength of the financial institutions utilized by the Company.

Due to Stockholder

Amount due to stockholder, representing an advance from a stockholder, is non-interest bearing and is due on demand.  In August 2010, the advance was paid in full.

Deferred Registration Costs

Deferred registration costs are incremental costs incurred by the Company in connection with a proposed common stock offering to be charged against the gross proceeds of the offering.  Deferred registration costs do not include any allocation of salaries, overhead or similar costs. Deferred registration costs were $22,614 and $10,000 as of March 31, 2011 and June 30, 2010, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimated.

Income Taxes

The Company accounts for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes, which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes.  Deferred tax assets and liabilities represent the future tax consequence for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  At March 31, 2011 and June 30, 2010, the Company has established full valuation allowances against deferred tax assets, recognized for operating losses, due to the uncertainty in realizing their benefits.  At March 31, 2011, the Company had $32,607 of unused operating losses expiring in 2031.

The Company adopted the provisions of FASB ASC 740-10-25.  The provisions prescribe a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns and require that uncertain tax positions are evaluated in a two-step process.

The Company is in the process of preparing and filing its federal income tax return for the year ended June 30, 2010 and its State of Delaware Annual Report and Franchise Taxes for the year of 2010.  As of March 31, 2011 and June 30, 2010, accrual of taxes, interest, and penalty of $385 and $0 are included in accrued liabilities in the accompanying balance sheets, respectively.  For the nine months ended March 31, 2011 and for the period from April 28, 2010 (inception) to March 31, 2011, the Company recorded its federal income tax, penalty, and interest of $135 as income tax expense and its State of Delaware franchise tax, filing fee, penalties, and interest of $250 as general and administrative expenses.

No income taxes or interest were paid as of March 31, 2011.

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

Financial instruments include cash, due to stockholder and accrued liabilities.  As of March 31, 2011 and June 30, 2010, the carrying values of these financial instruments approximated their fair values due to the short term nature of these financial instruments.

Earnings per Share

Net income (loss) per share is calculated in accordance with FASB ASC 260, Earnings per Share.  Basic net income (loss) per share is based upon the weighted average number of common shares outstanding.  Diluted net income (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised.  Dilution is computed by applying the treasury stock method.  Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  Basic and diluted earnings per share are the same for the three months and nine months ended March 31, 2011 and for the period from April 28, 2010 (inception) to March 31, 2011 because the Company had no common stock equivalents.

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

NOTE 3.  RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2010, the FASB issued Accounting Standards Update No. 2010-6, Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”).  ASU No. 2010-06 amends FASB ASC Topic 820, to require additional information to be disclosed principally regarding Level 3 measurements and transfers to and from Level 1 and 2.  In addition, enhanced disclosure is required concerning inputs and valuation techniques used to determine Level 2 and Level 3 measurements.  This guidance is generally effective for interim and annual reporting periods beginning after December 15, 2009; however, requirements to disclose separately purchases, sales, issuances, and settlements in the Level 3 reconciliation are effective for fiscal years beginning after December 15, 2010 (and for interim periods within such years).  The update did not have a material impact on the Company’s results of operations or financial position.

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

NOTE 4.  SHARE CAPITAL

	Number of shares	Amount

Authorized:
Common stock at $0.001 par value per share	10,000,000	$10,000

At December 31, 2010 and June 30, 2010	10,000,000	$10,000

Issued and outstanding:
Shares issued at $0.001 par value per share	2,750,000	$2,750

At June 30, 2010	2,750,000	$2,750

Issued and outstanding:
Shares issued at $0.001 par value per share	3,250,000	$3,250

At March 31, 2011	3,250,000	$3,250

NOTE 5.  GOING CONCERN/RISKS AND UNCERTAINTIES

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

NOTE 6.  STOCK BASED COMPENSATION

On December 15, 2010, the Company issued an aggregate of 500,000 share of common stock to the Company’s officers in consideration for services rendered by them to the Company during the month of December 2010.  Such shares were valued at $25,000 at $0.05 per share. The total stock-based compensation cost recognized in the statements of operation for the nine months ended March 31, 2011 and for the period from April 28, 2010 (inception) to March 31, 2011 was $25,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited financial statements and the related notes that appear elsewhere in this Form 10-Q. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this Form 10-Q.

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

General Organization and Business

EDUtoons, Inc. (the “Company,” “we,” “us,” or “our”) was incorporated in the State of Delaware on April 28, 2010 to produce one-minute, three-minute and five-minute educational cartoons primarily to be sold to television networks and independent television stations, and digital platforms throughout the United States and Canada, and thereafter offered at a lower cost to schools.  We aim to provide reinforcement in children’s programming that will serve as both an educational tool and counter-balance to the violence and age-inappropriate nature of cartoons and programming currently directed at children.  Our one-minute television programming consists of 26-segment series, each devoted to one letter of the alphabet; the three-minute segments would be offered in 13 and 26 series in subjects such as the presidents of the United States, the countries of the world, the states of the United States and the like; and the five-minute segments would be focused primarily on nature, various animal habitats around the world, the stars and sea life.

We have not generated any revenues and as of the date hereof, we have only taken the initial steps necessary before we can implement our business plan, such as the raising of initial capital through the sale of 2,750,000 shares of our common stock which occurred in May to June of 2010.  In addition, in October of 2010, we obtained the domain rights to our website, ww.edutoons4kids.com.  During the first quarter of 2010, our management also developed a business plan.

We have registered 3,000,000 shares of common stock with the Securities and Exchange Commission (the “SEC”) and the registration statement was declared effective on May 05, 2011.  The shares are currently being offered for sale.  To date, we have not sold any of the shares registered. Assuming that all 3,000,000 shares are sold for aggregate net proceeds of approximately $129,990, our management intends to undertake the following activities during the twelve months following the closing of the offering:

First Quarter Following the closing of the Offering:

During the first three month period following the offering, we intend to conduct initial research and development activities related to the production of one set of one-minute, three-minute and five-minute cartoons.  Such activities will consist mostly of research related to the categories and content of the cartoons in order to determine what categories will be most acceptable to our targeted market.   We also intend to begin the actual development and production of the initial set of cartoon segments (i.e. one set of one-minute, three-minute and five-minute cartoons) and intend to use the initial set of cartoon segments for marketing activities to be conducted during the next three-month period.    We do not anticipate generating revenues during this period and further anticipate that approximately $18,000 will be spent on the development and production of the initial set of cartoon segments and that approximately $6,000 will be spent on research related to the categories and content of the cartoons.

Second Quarter Following the Closing of the Offering:

During this time, we intend to begin the marketing of the initial set of cartoons that we develop during the first quarter following the closing of the offering.  As part of our initial marketing strategy, we intend to advertise our product on the internet, send announcements to our management team’s contacts in the industry and make calls directly to the four major television and cable networks and their affiliates.  It is currently intended that our Chief Executive Officer and President Ms. Eileen Russell, will also market the cartoons to schools, particularly, those educational institutions located in the City of New York.  Also as a part of our marketing strategy, we will make a clip of the cartoon segments available at no charge by posting the same on our website, which website will be minimally developed during the second quarter following the closing of the offering for the purpose of making such clips available therein.  Prior to downloading such clips, any potential customer will be required to provide us with their names and contact information.  As an additional marketing strategy, it is anticipated that all such customers will be provided with newsletters informing them of any additional cartoon strips developed by the Company. We do not anticipate generating revenues during this period and further anticipate that approximately $60,000 will be spent on our marketing activities during this period, of which approximately $40,000 is expected to account for costs related to advertising our product and approximately $19,000 will be spent on the printing of our newsletters.   It is also anticipated that approximately $1,000 will be used to update and develop our website in such a manner that will permit us to make the clips of the cartoon segments we develop available on such website.

Third Quarter Following the Closing of the Offering:

We currently intend to devote the third quarter following the closing of the offering on further developing and completing our website.  At the present time, it is anticipated that a website designer will be engaged during this period that will assist us in designing and completing our website.  It is anticipated that approximately $8,000 will be spent for the development of our website.

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

Results of Operations

We are a development stage company with no established source of revenue. From the period from inception (April 28, 2010) to March 31, 2011, we have incurred cumulative general & administrative expenses in the amount of $32,607 which primarily consists of the audit fee and stock based compensation. We have not generated any revenues and as of the date hereof, we have only taken the initial steps necessary before we can fully implement our business plan, such as the raising of initial capital through the sale of 2,750,000 shares of our common stock and obtaining the domain rights to our website.  Our auditors have expressed substantial doubt about our ability to continue as a going concern. Without realization of additional capital, it would be unlikely for us to continue as a going concern. Since inception, our activities have been supported by equity financing, and as of March 31, 2011, we have sustained losses in the amount of $32,742.

Liquidity and Capital Resources

Since inception, we have raised $27,500 through the sale or our common stock and have incurred expenses of $32,742.  In addition, since inception, we obtained an advance from a stockholder in the amount of $10,000, which was repaid in August of 2010.  We anticipate that our future cash needs will be approximately $95,000 for the twelve month period following the closing of the offering currently being undertaken by the Company.  We anticipate obtaining net proceeds of approximately $29,900 to $129,990 through the sale of our common stock.  Such amounts will be used to fund our anticipated expenses for the next twelve to eighteen months, including those expenses relating to the execution of our business plan, as discussed above.  However, no assurance can be given that any proceeds will be received, in which event, we may revise our business plan or may engage in additional financing activities, including the possible sale of debt instruments to be issued by us.  No assurance can be given that we will be successful in obtaining the necessary financing, or that we will be able to negotiate acceptable terms in a timely fashion. In addition, our access to capital is affected by prevailing conditions in the financial and equity capital markets, as well as our own financial condition.  At this time, we have not entered into any agreements with any third-party relating to the provision of credit facilities to us.  In addition, none of our current officers, directors or shareholders has committed, whether orally or in writing, to provide us with additional financing when needed.  Moreover, even if we are able to execute our business plan as intended, no assurance can be given that we will be able to sell any of the cartoons that we create or that we will be able to generate sufficient revenues to become profitable.

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

Over the next twelve (12) months, we anticipate spending approximately $95,000 for business operations. This budget assumes that all of the shares offered pursuant to the registration statement will be sold, permitting the Company to execute its current business plan as intended, and includes all anticipated costs associated with the production of cartoon segments, professional fees (which include the filing of the registration statement) and future compliance with reporting obligations and marketing expenses.  Any amounts remaining from the sale of the shares offered, if any, after expenses for the production of cartoons, marketing efforts and other expenses will be retained for any unknown expenses that the Company may incur.

During this first year of operation,  Ms. Eileen Russell will contribute to the long-term growth and success of the business by donating her time without charge to the business and will spend at least 25 to 30 hours per week on company business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), Ms. Eileen Russell, has evaluated the effectiveness of our disclosure controls and procedures (“Disclosure Controls”) as defined in Rules 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarter Report (the “Evaluation Date”). Based on such evaluation, our PEO/PFO has concluded that as of the Evaluation Date, our Disclosure Controls were not effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC and that material information relating to our company is made known to management, including the PEO/PFO, particularly during the period when our periodic reports are being prepared, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no pending, nor to our knowledge threatened, legal proceedings against us.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (Removed and Reserved).

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description

3.1*	Certificate of Incorporation of EDUtoons, Inc.

3.2*	Bylaws of EDUtoons, Inc.

4.1*	Specimen Stock Certificate

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed as exhibits to the registration statement on Form S-1 filed by the Company on August 6, 2010.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDUtoons, Inc.

Date: October 20, 2011	By:	/s/ Eileen Russell
Eileen Russell
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: October 20, 2011	By:	/s/ Eileen Russell
Eileen Russell
Chief Executive Officer, President and Director (Principal Executive Officer, Principal Financial Officer and Principal Accountant Officer)