Form 10-Q
period 2011-09-30
EDUtoons, Inc.
filed 2011-12-23
CIK 1497814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number: 333-168587

EDUTOONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-2701563
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

610 State Route 116, Metamora, IL 61548
(Address of principal executive offices, including zip code)

Tel: (866) 683-5246
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
Yes ☐  No☒

As of November 8, 2011 there were issued and outstanding 8,800,000 shares of Common Stock, $.001 par value.

EDUTOONS, INC.
FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANTIAL STATEMENTS

EDUTOONS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	September 30, 2011 (Unaudited)	June 30, 2011 (Derived from audited financial statements)

ASSETS

Current assets:
Cash (Note2)	$471	$525

Total current assets	471 470	525

Deferred registration costs (Note 2)	36,193	36,193

TOTAL ASSETS	$36,664	$36,718

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Due to stockholder (Note 2)	$-	$-
Accrued liabilities	22,264	20,964

Total current liabilities	22,264	20,964

Stockholders’ equity:
Common stock, $0.001 par value per share, 10,000,000 shares authorized, and 3,250,000 shares issued and outstanding	3,250	3,250
Additional paid-in capital	49,250	49,250
Deficit accumulated during development stage	(38,100)	(36,746)

Total stockholders’ equity	14,400	15,754

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$36,664	$36,718

The accompanying notes are an integral part of these financial statements.

EDUTOONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For Three Months Ended September 30,			For Period From April 28, 2010 (Inception) to September 30, 2011
	2011	2010		(Cumulative)

Revenue	$-	$		$-

Operating expenses:
General and administrative expenses	1,354		900	37,965

Net (loss) before income taxes	(1,354)			(37,965)
Provision for income tax (Note 2)	-			(135)

Net (loss)	$(1,354)		$(900)	$(38,100)

(Loss) per common share, basic and diluted (Note 2)	$(0.00)		$(0.00)	$(0.01)

Weighted average shares outstanding, basic and diluted	3,250,000		2,750,000	2,908,284

The accompanying notes are an integral part of these financial statements.

EDUTOONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
(UNAUDITED)

	For the period from April 28, 2010 (Inception) to September 30, 2011
		Additional	Deficit Accumulated During
	Common	Paid-in	Development
	Stock	Capital	Stage	Total

Initial capitalization	$2,750	$24,750	$-	$27,500
Net (loss)	-	-	(3,950)	(3,950)

Balance, June 30, 2010	2,750	24,750	(3,950)	23,550
Stock based compensation (Notes 2 and 6)	500	24,500	-	25,000
Net (loss)	-	-	(32,796)	(32,796)

Balance, September 30, 2011	$3,250	$49,250	$(36,746)	$15,754

The accompanying notes are an integral part of these financial statements.

EDUTOONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

		For the Period From
	For the	April 28, 2010
	Three Months	(Inception) to
	Ended	September 31, 2011
	September 31, 2011	(Cumulative )

Cash flows from operating activities:
Net (loss)	$(54)	$(36,800)
Stock based compensation	0	25,000
Change in operating assets and liabilities:
Deferred registration costs	(0)	(36,193)
Repayment of stockholder advance	(0)	-
Accrued liabilities	(0)	20,964

Net cash (used in) operating activities	(54)	(27,029)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	27,500

Net cash provided by financing activities	-	27,500

Net change in cash	(54)	471
Cash, beginning of period	525	-

Cash, end of period	$471	$471

The accompanying notes are an integral part of these financial statements.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1. GENERAL

Organization and Business Nature

EDUtoons was incorporated under the laws of the State of Delaware on April 28, 2010.  Our initial business purpose was to provide education for children by producing one-minute, three-minute and five-minute educational cartoons, which were intended to serve as both an education tool and counter-balance to the, at times, violent and age-inappropriate nature of cartoons and programming directed at children.  We intended to provide a useful education format for school children and intended to market our cartoon segments to television programmers, as well as to education institutions in order to enable teachers to expose their students to a new learning format while keeping it fun at the same time.  Management is evaluating whether to continue the Company’s existing business.

On November 1, 2011, Continuity purchased three million two hundred fifty thousand (3,250,000) shares of common stock, par value of $0.001 per share, of EDUtoons for an aggregate purchase price of twenty-five thousand ($25,000) dollars.  Simultaneously, EDUtoons issued three million (3,000,000) shares of EDUtoon’s common stock pursuant to its Initial Public Offering (“IPO”) for an aggregate purchase price of one hundred fifty thousand ($150,000) dollars, pursuant to a Registration Statement on Form S-1 filed by EDUtoons with the Securities and Exchange Commission (“SEC”), having an effective date of May 5, 2011 (the “Registration Statement”).  Immediately after the Closing, EDUtoons redeemed three million two hundred fifty thousand (3,250,000) shares of Continuity’s common stock owned by Continuity’s existing stockholders excluding the stockholders who became stockholders pursuant to the IPO (the “Redemption”) for an aggregate cost of $82,500.

On November 1, 2011, Eileen Russell, President, CEO, Treasurer and a Director, appointed David Godwin and Anthony Roth as Directors of the Company.  Ms. Russell then resigned as Director and from all of her positions as an officer and director of the Registrant.

Mr. Godwin is the President, Chief Executive Officer and a Director of the Company and Mr. Roth is the Executive Vice President, Chief Financial Officer and a Director of the Company.  Accordingly, Mr. Godwin and Mr. Roth are currently our sole officers and directors.

On November 8, 2011, EDUtoons simultaneously executed an Acquisition Agreement (the “Acquisition Agreement”) and entered into with the shareholders of ContinuityX, Inc. (“Continuity”), a Delaware corporation, and closed with respect to the Acquisition Agreement (the “Closing”). At the Closing, EDUtoons acquired one hundred (100%) of the issued and outstanding common shares of Continuity from the stockholders of Continuity (the “Continuity Stockholders”) in exchange for seven million three hundred thousand (7,300,000) shares of the common stock of EDUtoons, constituting approximately 71% of EDUtoons’s Common Stock issued and outstanding as of November 8, 2011. Certain stockholders who are designated, have agreed to cancel 1,500,000 shares of this stock.

EDUtoons has not been involved in any bankruptcy, receivership or similar proceeding.

The effect of the Acquisition Agreement is such that effectively a reorganization of the entities has occurred for accounting purposes and is deemed to be a reverse acquisition.  Subsequent to the Closing pursuant to the Acquisition Agreement, the financial statements presented are those of the combined Continuity and EDUtoons, as if the Acquisition Agreement had been in effect retroactively for all periods presented. Immediately following the closing pursuant to the Acquisition Agreement, Continuity and its stockholders have effective control of EDUtoons, even though EDUtoons has acquired Continuity. For accounting purposes, Continuity will be deemed to be the accounting acquirer in the transaction and, consequently, the transaction will be treated as a recapitalization of EDUtoons, i.e., a capital transaction involving the issuance of shares by EDUtoons for the shares of Continuity. Accordingly, the combined assets, liabilities and results of operations of Continuity became the historical financial statements of EDUtoons at the closing of the Acquisition Agreement, and EDUtoons’s assets, liabilities and results of operations have been consolidated with those of Continuity commencing as of November 8, 2011, the date of the Closing. No step-up in basis or intangible assets or goodwill will be recorded in this transaction. As this transaction is being accounted for as a reverse acquisition, all direct costs of the transaction have been charged to additional paid-in capital. All professional fees and other costs associated with transaction have been charged to additional paid-in-capital. The Company has determined to continue to utilize June 30 as the end of its fiscal year.

ContinuityX, Inc.

Continuity was incorporated on March 25, 2011, pursuant to the laws of the State of Delaware.  Continuity is in the business of providing consultation and expertise in the discovery, acquisition, implementation and management of network, disaster recovery, voice and voice over internet protocol (voip), project design, management, and monitoring.  Specializing in finance, health, manufacturing, and large-scale distribution, Continuity will act as a solutions provider and channel partner in that it will partner with manufacturers to market and sell the manufacturer's products, services, and/or technologies.  Continuity has business relationships with many companies including, but not limited to, being a “Premier Solutions Provider” for AT&T and as a XO Communication ”Business Partner”.

On July 5, 2011 Continuity and Highland Global Partners, Inc. (“Highland”) entered into a consulting agreement pursuant to which Highland agreed to provide to Continuity consulting services from time to time during the twelve (12) month term of the agreement in exchange for twenty-five million (25,000,000) shares of common stock of Continuity based on there being forty-eight million (48,000,000) shares of Continuity issued and outstanding.

NOTE 2.  ACCOUNTING POLICIES

Basis of Accounting and Presentation

The unaudited interim financial statements of the Company as of September 30, 2011 and for the three months ended September 30, 2011 and the period from April 28, 2010 (inception) to September 30, 2011, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) which apply to interim financial statements.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.  The results of operations for the three months ended September 30, 2011 are not necessarily indicative of the results to be expected for future quarters or for the year ending June 30, 2012.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the SEC, although the Company believes the disclosure is adequate to make the information presented not misleading.  The accompanying unaudited financial statements should be read in conjunction with the audited financial statements of the Company for the period from April 28, 2010 (inception) to June 30, 2011.

Cash and Cash Equivalents

The Company considers all liquid investments with an original maturity of three months or less that are readily convertible into cash to be cash equivalents.  The Company places its cash with high credit quality financial institutions.  Accounts at these institutions are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000.  At September 30, 2011 and June 30, 2010, the Company did not have cash balances which were in excess of the FDIC insurance limit.  The Company performs ongoing evaluations of these institutions to limit its concentration of risk exposure.  Management believes this risk is not significant due to the financial strength of the financial institutions utilized by the Company.

Deferred Registration Costs

Deferred registration costs are incremental costs incurred by the Company in connection with a proposed common stock offering to be charged against the gross proceeds of the offering.  Deferred registration costs do not include any allocation of salaries, overhead or similar costs. Deferred registration costs were $22,614 as of September 30, 2011 and June 30, 2011.

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

Income Taxes

The Company accounts for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes, which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes.  Deferred tax assets and liabilities represent the future tax consequence for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  At September 30, 2011 and June 30, 2011, the Company has established full valuation allowances against deferred tax assets, recognized for operating losses, due to the uncertainty in realizing their benefits.  At September 30, 2011, the Company had $36,800 of unused operating losses expiring in 2031.

The Company adopted the provisions of FASB ASC 740-10-25.  The provisions prescribe a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns and require that uncertain tax positions are evaluated in a two-step process.

The Company is in the process of preparing and filing its federal income tax return for the year ended June 30, 2011.  As of September 30, 2011 and June 30, 2011, accrual of taxes, interest, and penalty of $385 and $0 are included in accrued liabilities in the accompanying balance sheets, respectively.  For the three months ended September 30, 2011 and for the period from April 28, 2010 (inception) to September 30, 2011, the Company recorded its federal income tax, penalty, and interest of $135 as income tax expense and as general and administrative expenses.

No income taxes or interest were paid as of September 30, 2011.

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

Earnings per Share

Net income (loss) per share is calculated in accordance with FASB ASC 260, Earnings per Share.  Basic net income (loss) per share is based upon the weighted average number of common shares outstanding.  Diluted net income (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised.  Dilution is computed by applying the treasury stock method.  Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  Basic and diluted earnings per share are the same for the three months and nine months ended September 30, 2011 and for the period from April 28, 2010 (inception) to September 30, 2011 because the Company had no common stock equivalents.

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

NOTE 4.  SHARE CAPITAL

	Number of shares	Amount

Authorized:
Common stock at $0.001 par value per share	10,000,000	$10,000

At December 31, 2010 and June 30, 2010	10,000,000	$10,000

Issued and outstanding:
Shares issued at $0.001 par value per share	2,750,000	$2,750

At June 30, 2010	2,750,000	$2,750

Issued and outstanding:
Shares issued at $0.001 par value per share	3,250,000	$3,250

At September 30, 2011	3,250,000	$3,250

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

NOTE 6.  STOCK BASED COMPENSATION

On December 15, 2010, the Company issued an aggregate of 500,000 shares of common stock to the Company’s officers in consideration for services rendered by them to the Company during the month of December 2010.  Such shares were valued at $25,000 at $0.05 per share. The total stock-based compensation cost recognized in the statements of operation for the three months ended September 30, 2011 was $0 and for the period from April 28, 2010 (inception) to September 30, 2011 was $25,000.

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

We have registered 3,000,000 shares of common stock with the Securities and Exchange Commission (the “SEC”) and the registration statement was declared effective on May 05, 2011.  The shares were sold as of November 1, 2011.

Results of Operations

We are a development stage company with no established source of revenue. From the period from inception (April 28, 2010) to September 30, 2011, we have incurred cumulative general & administrative expenses in the amount of $32,607 which primarily consists of the legal and accounting fees and stock based compensation. We have not generated any revenues and as of the date hereof, we have only taken the initial steps necessary before we can fully implement our business plan, such as the raising of initial capital through the sale of 2,750,000 shares of our common stock and obtaining the domain rights to our website.  Our auditors have expressed substantial doubt about our ability to continue as a going concern. Without realization of additional capital, it would be unlikely for us to continue as a going concern. Since inception, our activities have been supported by equity financing, and as of September 30, 2011, we have sustained losses in the amount of $36,800.

Liquidity and Capital Resources

Since inception, we have raised $27,500 through the sale or our common stock and have incurred expenses of $36,800.  In addition, since inception, we obtained an advance from a stockholder in the amount of $10,000, which was repaid in August of 2010.  We anticipate that our future cash needs will be approximately $95,000 for the twelve month period following the closing of the offering currently being undertaken by the Company.  We anticipate obtaining net proceeds of approximately $29,900 to $129,990 through the sale of our common stock.  Such amounts will be used to fund our anticipated expenses for the next twelve to eighteen months, including those expenses relating to the execution of our business plan, as discussed above.  However, no assurance can be given that any proceeds will be received, in which event, we may revise our business plan or may engage in additional financing activities, including the possible sale of debt instruments to be issued by us.  No assurance can be given that we will be successful in obtaining the necessary financing, or that we will be able to negotiate acceptable terms in a timely fashion. In addition, our access to capital is affected by prevailing conditions in the financial and equity capital markets, as well as our own financial condition.  At this time, we have not entered into any agreements with any third-party relating to the provision of credit facilities to us.  In addition, none of our current officers, directors or shareholders has committed, whether orally or in writing, to provide us with additional financing when needed.

Off Balance Sheet Arrangements

None.

Subsequent Events

On November 1, 2011, Continuity purchased three million two hundred fifty thousand (3,250,000) shares of common stock, par value of $0.001 per share, of EDUtoons for an aggregate purchase price of twenty five thousand ($25,000) dollars.  Simultaneously, EDUtoons issued three million (3,000,000) shares of EDUtoon’s common stock pursuant to its Initial Public Offering (“IPO”) for an aggregate purchase price of one hundred fifty thousand ($150,000) dollars, pursuant to a Registration Statement on Form S-1 filed by EDUtoons with the Securities and Exchange Commission (“SEC”), having an effective date of May 5, 2011 (the “Registration Statement”).  Immediately after the Closing, EDUtoons redeemed three million two hundred fifty thousand (3,250,000) shares of Continuity’s common stock owned by Continuity’s existing stockholders excluding the stockholders who became stockholders pursuant to the IPO (the “Redemption”) for an aggregate cost of $82,500.

On November 1, 2011, Eileen Russell, President, CEO, Treasurer and a Director, appointed David Godwin and Anthony Roth as Directors of the Company.  Ms. Russell then resigned as Director and from all of her positions as an officer and director of the Registrant.

Mr. Godwin is the President, Chief Executive Officer and a Director of the Company and Mr. Roth is the Executive Vice President, Chief Financial Officer and a Director of the Company.  Accordingly, Mr. Godwin and Mr. Roth are currently our sole officers and directors.

On November 8, 2011, EDUtoons simultaneously executed an Acquisition Agreement (the “Acquisition Agreement”) and entered into with the shareholders of ContinuityX, Inc. (“Continuity”), a Delaware corporation, and closed with respect to the Acquisition Agreement (the “Closing”). At the Closing, EDUtoons acquired one hundred (100%) of the issued and outstanding common shares of Continuity from the stockholders of Continuity (the “Continuity Stockholders”) in exchange for seven million three hundred thousand (7,300,000) shares of the common stock of EDUtoons, constituting approximately 71% of EDUtoons’s Common Stock issued and outstanding as of November 8, 2011. Certain stockholders who are designated, have agreed to cancel 1,500,000 shares of this stock.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of our Principal Executive Officer (“PEO”), Mr. David Godwin, and our Principal Financial Officer (“PFO”), Mr. Anthony Roth, has evaluated the effectiveness of our disclosure controls and procedures (“Disclosure Controls”) as defined in Rules 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarter Report (the “Evaluation Date”). Based on such evaluation, our PEO and PFO have concluded that as of the Evaluation Date, our Disclosure Controls were not effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC and that material information relating to our company is made known to management, including the PEO and PFO, particularly during the period when our periodic reports are being prepared, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

EDUtoons, Inc.

Date: December 23, 2011	By:	/s/ David Godwin
David Godwin 610 State Route 116 Metamora, IL 61548
Chairman, CEO and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: December 23, 2011	By:	/s/ Anthony Roth
Anthony Roth
Principal Financial Officer and Principal Accounting Officer 610 State Route 116 Metamora, IL 61548