Form 10-Q
period 2011-12-31
ContinuityX Solutions, Inc.
filed 2012-02-15
CIK 1497814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________ __

Commission file number: 333-168587

CONTINUITYX SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-2701563
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

610 State Route 116, Metamora, IL 61548

(Address of principal executive offices, including zip code)

Tel: 309-922-1400

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

Yes ☐ No ☒

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

Yes ☐     No ☒

As of February 10, 2012 there were issued and outstanding 133,980,000 shares of Common Stock, $.001 par value.

1

CONTINUITYX SOLUTIONS, INC.

FORM 10-Q

 CONTINUITY X SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS
December 31, 2011 (unaudited) and June 30, 2011

ASSETS

	December 31
	(unaudited)	June 30
CURRENT ASSETS
Cash	$484,294	$149,784
Accounts receivable	49,520	537,879
Factored accounts receivable	1,850,409	-
Deposits	-	46,000
Investment - convertible note receivable	75,000	-
Total Current Assets	2,459,223	733,663

OTHER ASSETS
Security deposits	816,948	240,000
Total Other Assets	816,948	240,000

FIXED ASSETS
Property and equipment	872,156	-
Accumulated depreciation	(498)	-
Net Fixed Assets	871,658	-

TOTAL ASSETS	$4,147,829	$973,663

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$244,031	$49,410
Commission payable	464,565	91,439
Accrued payroll	399,776	208,146
Accrued interest - related party	20,740	17,190
Due to factor	960,000	-
Capital lease payable - current portion	409,879	-
Short-term notes payable	-	108,750
Short-term notes payable - related party	417,805	424,750
Income taxes payable	353,666	11,325
Total Current Liabilities	3,270,462	911,010

OTHER LIABILITIES
Capital lease payable - net of current portion	373,858	-

TOTAL LIABILITIES	3,644,320	911,010

SHAREHOLDERS' EQUITY
Preferred stock - $.001 par value, 25,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock - $.001 par value, 200,000,000 shares authorized,
117,330,400 and 97,330,900 shares issued and outstanding at
December 31, 2011 and June 30, 2011, respectively	117,330	97,331
Additional paid-in capital	(107,330)	(87,331)
Retained Earnings	493,509	52,653
Total Shareholders' Equity	503,509	62,653

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,147,829	$973,663

  CONTINUITY X SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months and six months ending December 31, 2011 (unaudited)

	Three months	Six months
	December 31	December 31
	(unaudited)	(unaudited)

SERVICES, NET	$2,782,853	$3,743,983

COST OF SERVICES	578,215	791,031

GROSS PROFIT	2,204,638	2,952,952

OPERATING EXPENSES
Salaries	336,345	566,900
Commissions	324,202	600,436
Payroll taxes	76,385	91,948
Rent	12,794	19,328
Advertising and promotion	43,321	65,704
Automobile	2,926	10,633
Bank charges	50,120	56,141
Charitable contributions	10,134	14,384
Computer and internet	23,290	62,144
Depreciation	424	498
Dues and subscriptions	2,372	4,404
Insurance	41,064	56,933
Meals and entertainment	12,183	15,953
Office supplies	23,031	55,243
Outside services	166,831	297,580
Postage and shipping	6,197	7,687
Repairs and maintenance	3,275	4,891
Telephone	4,913	7,646
Travel	70,294	124,658
Utilities	4,045	6,758
Other	6,690	14,518
TOTAL OPERATING EXPENSES	1,220,836	2,084,387

INCOME FROM OPERATIONS	983,802	868,565

OTHER INCOME (EXPENSES)
Interest income	86	159
Interest expense	(63,936)	(85,527)
TOTAL OTHER INCOME (EXPENSES)	(63,850)	(85,368)

INCOME BEFORE INCOME TAXES	919,952	783,197

PROVISION FOR INCOME TAXES
State	75,229	76,054
Federal	266,287	266,287
Deferred tax	70,350	-
TOTAL PROVISION FOR INCOME TAXES	411,866	342,341

Net Income	$508,086	$440,856

Earnings per share, basic and diluted	$0.0047	$0.0043
Weighted average shares	108,852,351	103,091,626

 CONTINUITY X SOLUTIONS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the six months ending December 31, 2011 (unaudited)

					Total
	Capital	Treasury		Retained	Shareholders'
	Stock	Stock	APIC	Earnings	Equity

Balance at June 30, 2011	$97,331	$-	$(87,331)	$52,653	$62,653

Repurchase of stock	-	(33,333)	-	-	(33,333)

Issuance of stock	-	33,333	-	-	33,333

Shares issued to existing shell shareholders in reorganization	19,999	-	(19,999)	-	-

Net Income	-	-	-	440,856	440,856

Balance at December 31, 2011 (unaudited)	$117,330	$-	$(107,330)	$493,509	$503,509

Note: The shareholders' equity has been recapitalized to give effect to the shares exchanged by the existing shareholders pursuant to the merger agreement dated November 8, 2011. The shareholders equity section has further been retroactively restated to reflect a 13.333:1 stock spilt on December 28, 2011. These transactions are more fully described in Note 8 to these financial statements.

 CONTINUITY X SOLUTIONS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
For the six months ending December 31, 2011 (unaudited)

Six months
December 31
(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$440,856
Adjustments to reconcile net income to net
cash used by operating activities:
Depreciation	498
Changes in assets and liabilities
Increase in accounts receivable	(369,836)
Increase in factored accounts receivable	(952,764)
Decrease in deposits	46,000
Increase in security deposits	(576,948)
Increase in commission receivable	(39,450)
Increase in accounts payable	194,621
Increase in commission payable	373,126
Increase in accrued payroll	241,630
Increase in accrued interest - related party	44,190
Increase in income taxes payable	342,341
NET CASH USED BY OPERATING ACTIVITIES	(255,736)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in investment - convertible note receivable	(75,000)
Purchase of property and equipment	(15,630)
NET CASH USED BY INVESTING ACTIVITIES	(90,630)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from factor	960,000
Payments on short term debt	(108,750)
Payments on related party notes payable	(152,585)
Proceeds from related party notes payable	55,000
Payments on capital lease	(72,789)
NET CASH PROVIDED BY FINANCING ACTIVITIES	680,876

NET INCREASE IN CASH	334,510
CASH - Beginning	149,784
Ending	$484,294

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period:
Interest	$38,448
Taxes	-

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of note payable to reduce accrued payroll	50,000
Issuance of note payable to reduce accrued interest	40,640
Equipment acquired under capital lease	856,527

Note 1 - BUSINESS

Continuity X Solutions, Inc., formally EDUtoons, Inc. (the “Company”), incorporated under the laws of the State of Delaware on March 18, 2010, provides client solutions that ensure efficient business continuity and disaster relief through experienced planning, implementation, and management with offices located in two cities: Marlborough, Massachusetts and Metamora, Illinois. The Company offers an approach for medium to large scale enterprise businesses to address immediate needs without losing sight of their long term objective.

The Registrant changed its name to Continuity X Solutions, Inc. pursuant to a Certificate of Amendment of the Certificate of Incorporation of EDUtoons, Inc., which was filed with the Secretary of State of the State of Delaware on December 28, 2011 (the “Amendment”). A copy of the Amendment is attached as an Exhibit hereto.

The Company entered into a Stock Purchase Agreement with EDUtoons, Inc. (EDUtoons), dated October 27, 2011, which closed on November 1, 2011.  Pursuant to the agreement, the Company acquired 3,250,000 shares of EDUtoons common stock.  On November 8, 2011, the Company and EDUtoons entered into a Acquisition Agreement whereby EDUtoons acquired 100% of the issued and outstanding common shares of the Company for 7,300,000 shares of EDUtoons common stock issuable to its stockholders.  EDUtoons filed a Certificate of Amendment to its Certificate of Incorporation on December 28, 2011, to change its name to Continuity X Solutions, Inc., increase the number of authorized shares from 10,000,000 to 200,000,000 shares, implementing a forward stock split of 13.333 to 1. On January 27, 2012, the Company approved a stock dividend of 1.667 per common stock share amounting to the total of 133,980,000 shares.

The effect of the Acquisition Agreement is such that effectively a reorganization of the entities has occurred for accounting purposes and is deemed to be a reverse acquisition. Subsequent to the Closing pursuant to the Acquisition Agreement, the Company and its stockholders have effective control of EDUtoons, even though EDUtoons has acquired the Company. For accounting purposes, the Company will be deemed to be the accounting acquirer in the transaction and, consequently, the transaction will be treated as a recapitalization of EDUtoons, i.e., a capital transaction involving the issuance of shares by EDUtoons for the shares of the Company. Accordingly, the combined assets, liabilities and results of operations of the Company will become the historical financial statements of EDUtoons at the closing of the Acquisition Agreement, and EDUtoons’s assets, liabilities and results of operations have been consolidated with those of the Company commencing as of November 8, 2011, the date of the Closing. No step-up in basis or intangible assets or goodwill will be recorded in this transaction. As this transaction is being accounted for as a reverse acquisition, all direct costs of the transaction have been charged to additional paid-in capital. All professional fees associated with the transaction have been charged to additional paid-in-capital.  The Company has determined to continue to utilize June 30 as the end of its fiscal year.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Reporting

The accompanying unaudited financial statements include all adjustments of a normal and recurring nature which, in the opinion of Company’s management, are necessary to present fairly the Company’s financial position as of December 31, 2011 and the results of its operations and cash flows for the six months ended December 31, 2011.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s financial statements for the period from March 25, 2011 through June 30, 2011. These financial statements are included in Form 8-K filed with the Securities and Exchange Commission on November 15, 2011 by EDUtoons, Inc.

Basis of Accounting

The financial statements have been prepared on the accrual basis of accounting. The significant accounting policies are described below to enhance the usefulness of the financial statements to the reader.

Fiscal Year

The Company’s fiscal year ends on June 30.

Consolidation Policy

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Continuity X, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value Measurements

The Company defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value Measurements (continued)

The fair value hierarchy is based on three levels of inputs that may be used to measure fair value, of which the first two are considered observable and the last is considered unobservable.

Level 1: Quoted prices in active markets for identical assets or liabilities.

Level 2: Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s convertible note receivable is classified as a Level 3 investment. The carrying value of the convertible note receivable approximates its fair value due to the short maturity of the instrument.

Cash and Cash Equivalents

The Company considers all highly-liquid financial instruments with a maturity of three months or less to be cash equivalents. The Company maintains cash and cash equivalents at financial institutions which periodically may exceed federally insured amounts.

Property and Equipment

Property and equipment are stated at cost. It is management's policy to capitalize certain purchases with a useful life greater than one year and a value greater than $2,000.

Furniture and equipment	5 - 7 years
Computer equipment and software	3 - 5 years
Leasehold improvements	5 - 15 years

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 - 60 days from the invoice date. Unpaid accounts receivable with invoice dates over 60 days old bear interest at 5% per month. Due to the uncertainty regarding collection, delinquency fees are recognized as income when received. Accounts receivable are stated at the amounts billed to the customer plus any accrued and unpaid interest.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable and Allowance for Doubtful Accounts (continued)

Payments of accounts receivable are allocated to the specific invoices identified on the customers’ remittance advice or, if unspecified, are applied to the earliest unpaid invoices.

Trade accounts receivable are stated at the amount management expects to collect from outstanding balances. The carrying amounts of accounts receivable are reduced by an allowance for doubtful accounts that reflects management's best estimate of the amounts that will not be collected. Management individually reviews all accounts receivable balances that exceed 90 days from invoice date and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Management provides for probable uncollectible amounts through a charge to earnings and a credit to the allowance for doubtful accounts based on its assessment of the current status of individual accounts. Balances still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to trade accounts receivable. Changes in the allowance for doubtful accounts have not been material to the financial statements

No bad debt expense and no allowance for doubtful accounts have been recorded as of December 31, 2011 or June 30, 2011.

Factored Accounts Receivable

The Company accounted for the sale of accounts receivable under the Forest Capital Master Factoring Agreement as a secured borrowing with a pledge of the subject receivables as collateral, in accordance with FASB ASC 860, the authoritative guidance for accounting for transfers and servicing of financial assets. The caption “Factored accounts receivable” on the accompanying balance sheet in the amount of $1,850,409 as of December 31, 2011 represents the gross accounts receivable that were designated as “sold” to Forest Capital (the “Factor”). There were no factored receivables as of June 30, 2011.

Security Deposits

The Company has assumed security deposits on systems and monthly recurring services from several customers. The deposits secure space on the customer’s network which is necessary for the Company’s operations.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned, net of commissions paid to third parties. The Company’s current revenue generating activities primarily involve compensation earnings from coordinating network and telecommunication needs with third parties and maintaining a customer service relationship with those parties on behalf of the Company’s customers.

Depending on the nature of the customer contract the timing of the Company’s revenue recognition occurs in two ways:

Type 1

The Company submits a contract with a third party to its customer for services that the customer will provide (typically over a 36-month period). The customer completes its review of the submitted contract and accepts the submitted contract by publishing an order number and releasing the contract for provisioning. The amount is determined based on the agreed upon total contract value multiplied by the established compensation rates and revenue is recognized. These sales result in a one-time incentive compensation fee.

In these lump-sum compensation arrangements, the customer may not claw back – unreasonably withhold – or transfer these orders and must pay the Company per agreement within 30-60 days depending on the type and timing of the contract.

Type 2

The Company submits a contract with a third party to its customer for services that the customer will provide (typically over a 36-month period). The customer completes set-up and installation services with the third party. The third party will provide acceptance to the customer at which point the Company is also granted acceptance from its customer. The amount is based on the customer’s monthly billing to the third party times an established compensation rate. These sales result in monthly recognition of the compensation fee.

Advertising

The Company expenses advertising costs as they are incurred.

Income Taxes

The Company files income tax returns in the U.S. federal and California jurisdictions.

Income taxes provide for the tax effects of transactions reported in the financial statements. The provision for income taxes consists of taxes currently due and, if material, deferred taxes resulting from differences in the accounting methods used for financial reporting purposes and those used for income tax reporting. There are no material deferred tax items for the period ended December 31, 2011.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

The Company follows the provisions of uncertain tax positions as addressed in FASB Accounting Standards Codification 740-10-65-1. The Company recognized no liability for unrecognized tax benefits. The Company has no tax position at December 31, 2011, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at December 31, 2011.

Recent Accounting Pronouncements

Transfers and Servicing

In April 2011, the FASB issued ASU No. 2011-03 “Transfers and Servicing (Topic 860) - Reconsideration of Effective Control for Repurchase Agreement.” ASU 2011-03 removes from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. The other criteria to assess effective control were not changed. ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The amendments are effective for the Company beginning January 1, 2012, but are not expected to have a material effect on the financial statements.

Fair Value Measurements

In May 2011, the FASB issued ASU No. 2011-04, which amends ASC 820, Fair Value Measurements, and provides guidance related to fair value measurements and disclosures in the financial statements.  This guidance conforms the wording to describe many of the requirements in U.S. GAAP to International Financial Reporting Standards to ensure the related standards are consistently applied.  The guidance also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is effective during interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. The adoption of this standard will not materially expand the Company’s consolidated financial statement footnote disclosures.

Note 3 – INVESTMENT – CONVERTIBLE NOTE RECEIVABLE

On December 22, 2011, the Company received a convertible note receivable from a private company for $75,000. The note matures on the earliest of (a) December 31, 2012 or (b) the date on which an Event of Default has occurred, at which time the private company shall pay Continuity X Solutions, Inc., in cash, the amount of the then outstanding principal balance of the Note plus all accrued and unpaid interest hereon. The Note bears a simple interest rate of 4% per year; provided, however, that upon and during the continuance of an Event of Default, the interest rate shall be increased to 7% per annum.

The Note holds a mandatory conversion upon the occurrence of qualified financing in the amount of $2,000,000 by November 30, 2012. The payer has the option to convert the Note to Common Stock 30 days prior to the maturity date. The Note and all unpaid interest will convert into a number of equity securities equal to the quotient of the aggregate amount of outstanding principal and accrued and unpaid interest on this Note divided by the price per share paid.

Note 4 - OPERATING LEASES

The Company leases office space in Marlborough, Massachusetts. The term of the lease is through September 30, 2012, and calls for monthly rent of $840.

In September 2011, the Company entered into a lease for office space in Metamora, Illinois. The term of the lease is through July 31, 2016, and calls for monthly rent of $1,200.

Total rent expense for the three months and six months ending December 31, 2011 were $12,794 and $19,328, respectively.

Minimum future lease payments on operating leases for the fiscal years ending after December 31, 2011, are as follows:

2012	$12,240
2013	16,920
2014	14,400
2015	14,400
2016	14,400
Thereafter	1,200

Total Minimum Future Lease Payments	$73,560

Note 5 - CAPITAL LEASE

The Company leases data sales equipment under a capital lease. The economic substance of the lease is that the Company is financing the acquisition of the assets through the lease, and, accordingly, it is recorded in the Company’s assets in the amount of $856,527. The following is a schedule by years of future minimum payments required under the lease together with their present value for the years ending June 30:

2012	$504,029
2013	391,668
Total minimum lease payments	895,697
Less amount representing interest	(111,960)
Present value of minimum lease payments	$783,737

The assets held under capital lease have not been placed in service as of December 31, 2011. As a result, there has been no depreciation recorded on those assets for the six-months ended December 31, 2011, and regularly scheduled lease payments have not yet commenced.

Note 6 - SIGNIFICANT CUSTOMERS AND CREDIT RISK

Income for the period was derived from two service providers, with 99% from one service provider, and accounts receivable and factored accounts receivable were derived from one service provider.

Note 7 – SHORT-TERM NOTES PAYABLE

The Company entered into a $116,250 non-interest bearing note payable November 30, 2011. The note is secured by the Company’s security deposit and could be repaid at any time. The Company paid the note in full as of December 31, 2011.

The Company entered into a factoring agreement for $500,000, increasing on November 17, 2011 to $1,000,000, of receivables to be payable immediately at 70%. Upon collections by the Factor, the Company is remitted the balance, less applicable discount fees and 5% of the remaining uncollected assigned accounts to be used to establish and maintain a “contingency account”. Fees per the agreement start at 1.30% for collections within 30 days, increasing by 0.65% every 15 days. The factored receivables are secured by the assets and receivables of the Company and are with recourse if the assigned account becomes the subject of a dispute, there exists any breach of representation under the agreement or an assigned account is not paid within 90 days of its invoice. The Company had an outstanding principal balance of $960,000 as of December 31, 2011.

Note 7 – SHORT-TERM NOTES PAYABLE (continued)

Related party notes payable

On July 24, 2011, $50,000 of deferred compensation owed to the CEO was converted to a note payable. Outstanding notes due to the CEO bear 6% simple interest to be paid by March 31, 2012. The notes are secured by the assets and receivables held by the Company that may be subject to subordination by third-party financiers and could be repaid at any time. The Company had an outstanding principal balance of $127,000 on the notes and has accrued $2,737 in interest as of December 31, 2011.

Outstanding notes due to the CFO of the Company bear a weighted average simple interest rate of 13.7% to be paid March 31, 2012. The notes were secured by the assets and receivables held by the Company that may be subject to subordination by third-party financiers and could be repaid at any time. A total of $45,604 was repaid as of December 31, 2011. The Company had an outstanding principal balance of $88,165 on the note and has accrued $5,229 in interest as of December 31, 2011.

On July 27, 2011, a stockholder of the Company advanced the Company $55,000. On October 1, 2011, three notes to a stockholder of the Company and $40,640 of accrued interest were consolidated into a single note. The note bears a simple interest rate of 18%, with a maturity date of March 31, 2012. The note is secured by the assets and receivables held by the Company that may be subject to subordination by third-party financiers and could be repaid at any time. A total of $125,000 was repaid as of December 31, 2011. The Company had an outstanding principal balance of $202,640 on the note and has accrued $12,773 in interest as of December 31, 2011.

Note 8 – EQUITY TRANSACTIONS

The Company entered into a Consulting Agreement, dated July 5, 2011, with a third party to provide consulting services during a 12 month term. The agreement provides that such party shall receive 34.25% of the issued and outstanding shares of the Company based upon the Company’s then capitalization. To provide for the issuance of said shares, the Company repurchased 34,250 shares from the existing shareholders for $0.10 per share and issued 34,250 shares to the consultant and/or its designees.

On December 28, 2011, the Company authorized a 13.333-for-1 stock split (the "Stock Split”) of the Company's Common Stock.  All references to the number of shares of Common Stock and per share amounts have been retroactively restated in the accompanying financial statements to reflect the effect of the Stock Split.

Note 9 – SUBSEQUENT EVENTS

On January 19, 2012, the Company amended the Master Factoring Agreement with Forest Capital to increase the aggregate principal amount of advances at any time to $1,250,000.

Note 9 – SUBSEQUENT EVENTS (continued)

On January 24, 2012, the CEO of the Company entered into an agreement with the Company to receive 1,800,000 shares of the Company's Common Stock for the cancelation of $225,000 of unpaid compensation.

On January 24, 2012, the CFO of the Company entered into an agreement with the Company to receive 180,000 shares of the Company's Common Stock for the cancelation of $22,500 of unpaid compensation.

On January 27, 2012, the Company approved a stock dividend of 1.667 per common stock share. The stock dividend was for every one (1) share of common stock which was issued and outstanding prior to the Forward Stock Split. As a result, a total of 133,980,000 shares of common stock are now outstanding.

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

General Organization and Business

ContinuityX Solutions, Inc. (the Company,” “we,” “us” or “our”), formerly known as EDUtoons, Inc. (EDUtoons) was incorporated in the State of Delaware on March 28, 2010. We are headquartered in Metamora, IL, and also maintain a satellite office in Marlborough, Massachusetts.

We provide client solutions that ensure efficient business continuity and disaster relief through experienced planning, implementation, and management. We provide reliability and recovery through a methodology that strengthens its clients business continuity and disaster relief framework and preparedness with certified experts that specialize in security, risk management, and consultation for practical business solutions and network-IT visibility.

We offer an approach for medium to large scale enterprise businesses to address immediate needs without losing sight of their long term objective. We provide consultation in the discovery acquisition, implementation and management of network, disaster recovery, voice and voice over internet protocol (voip), and project design-management-monitoring (virtual-hosted/managed-network). By specializing in finance, health, manufacturing, and large-scale distribution, we intend to act as a solutions provider and channel partner in that we will partner with manufacturers to market and sell the manufacturer's products, services, and/or technologies. We afford clients the ability to have one-stop service at a fair price with responsive and efficient solutions.

We have business relationships with many companies including, but not limited to, being a “Premier Solutions Provider” for AT&T and a XO Communication “Business Partner”.

History

On November 1, 2011, we issued three million (3,000,000) shares of EDUtoon’s common stock pursuant to its Initial Public Offering (“IPO”) for an aggregate purchase price of $150,000, pursuant to a Registration Statement on Form S-1 filed by EDUtoons with the Securities and Exchange Commission (“SEC”), having an effective date of May 5, 2011 (the “Registration Statement”).  Immediately after the Closing, we redeemed 3,250,000 shares of our common stock owned by our existing stockholders excluding the stockholders who became stockholders pursuant to the IPO (the “Redemption”) for an aggregate cost of $82,500, which was funded by the proceeds of the IPO. The balance of the proceeds of the IPO were utilized to pay various expenses.

For a purchase price of twenty-five thousand ($25,000) dollars we sold 3,250,000 shares of our common stock, par value of $0.001 per share, to ContinuityX, Inc.

Pursuant to an Acquisition Agreement with EDUtoons, Inc., dated November 8, 2011, EDUtoons acquired ContinuityX, Inc. through a reverse acquisition which gave the stockholders of Continuity X, Inc. effective control of EDUtoons.

EDUtoons filed a Certificate of Amendment to its Certificate of Incorporation changing its name to ContinuityX Solutions, Inc. on December 28, 2011.

Also, on December 28, 2011, we implemented a forward stock split of 13.333 shares of Common Stock for every one (1) share of existing Common Stock (the “Forward Stock Split”), which resulted in a total of 117,330,400 issued and outstanding shares of our Common Stock.

ContinuityX, Inc. since its formation, has brought together a collaboration of individuals in technical sales, marketing and operations, combined with engineers and technology specialists for companies including, but not limited to, Microsoft, VMWare, Cisco, EMC, AT&T, XO Communications, AboveNet, Qwest, and Level 3.

Business Strategy

By specializing in finance, health, manufacturing, large-scale distribution, and leveraging long-term leading relationships with companies, which we consider “Channel Partners” such as AT&T, Telx and XO Communications, we have been able to effectively market our company. Moreover, through anticipating the needs of our clients to connect and communicate more effectively with employees, customers, partners and suppliers, we and our Channel Partners have created a nationwide network of carrier and cloud service companies which are strategically positioned to enable next-generation requirements that help manage, protect and optimize networked communications.

Marketing and Branding

We cooperatively market our services alongside AT&T, Telx, XO Communications and other leading Carrier and Strategic Channel Partners. Our client bases includes corporations such as: Playcast Media (Playstation), Associated Network Providers, Inc., 1st USA Phone Cards, Inc., Baptist Health Systems, J.P. Morgan Chase, and SeaLand Shipping Inc.

Intellectual Property

We intend to apply for trademark protection for the mark “ContinuityX” in various trademark classes in which we operate.

Competition

We believe our main competitors are the companies set forth below:

•	Accenture Consulting
	o	Accenture is a global management consulting, technology consulting and technology outsourcing company headquartered in New York City. According to its Yahoo Finance profile it is the largest consulting firm in the world and is a Fortune Global 500 company. According to Accenture’s website, as of September 2011, Accenture had more than 211,000 employees across 120 countries.

•	IBM Consulting
	o	IBM Global Services is the information technology and business services arm of International Business Machines and operates in about 170 countries, providing a comprehensive range of enterprise IT and consulting services to commercial and public sector clients. According to IBM’s website, IBM Global Services started in the spring of 1991, with the aim towards helping companies manage their IT operations and resources. IBM Global Business Services “GBS” is the professional services arm of Global Services, including management consulting, systems integration, and application management services. GBS is also the highest revenue earning division of IBM.

•	Deloitte & Touche IT Consults
	o	Deloitte (“Deloitte”) assists clients by providing services in the areas of enterprise applications, technology integration, strategy & operations, human capital, and short-term outsourcing. Deloitte is the largest private professional services organization in the world. According to Deloitte’s website, as of 2010 Deloitte has approximately 170,000 staff in more than 140 countries, delivering audit, tax, consulting, enterprise risk and financial advisory services through its member firms.

Results of Operations

We have had approximately ten months of operations. For the three months ending December 31, 2011 we had $2,782,853 in revenue, with net income of $508,086, an increase of $1,821,723 or approximately 190% in revenues and an increase of $575,310 in net income compared to the period of July 1, 2011 to September 30, 2011 where we had $961,130 in revenue and a loss $67,230.

Revenues and profits have increased for the three months ending December 31, 2011 compared to July 1, 2011 to September 30, 2011 as a result of our longer period of business operations.

For the three months ending December 31, 2011 our total operating expenses were $1,220,836, an increase of $357,285 or approximately 41% compared to the period of July 1, 2011 to September 30, 2011 where our total operating expenses were $863,551.

Our assets as well as our liabilities have increased. As of December 31, 2011 we have had an increase in total assets to the amount of $4,147,829 compared to $973,663 as of June 30, 2011, an increase of approximately 326%. Our total liabilities as of December 31, 2011 were $3,644,320, compared to $911,010 in June 30, 2011, an increase of approximately 300%.

As of December 31, 2011 our shareholder equity increased to $503,509 compared to $62,653 as of June 30, 2011, an increase of $440,856 or approximately 704%.

Liquidity and Capital Resources

Net cash used by operating activities was $225,736 for the six months ended December 31, 2011.

Net cash used by investing activities was $90,630 for the six months ended December 31, 2011

Net cash provided by financing activities for the six months ended December 31, 2011 was $680,876.

We have working capital deficit of $811,239 as of December 31, 2011. On June 30, 2011 we had cash in the amount of $149,784, and as of December 31, 2011 cash was $484,294, an increase of 223%. We finance our day to day operations through financing our accounts receivable and working capital from revenues.  We intend to expand operations to generate cash flow and to raise funds through either borrowing funds or selling equity.

On December 28, 2011, we implemented a forward stock split of 13.333 shares of Common Stock for every one (1) share of existing Common Stock (the “Forward Stock Split”), which resulted in a total of 117,330,400 issued and outstanding shares of Common Stock of our company. As of December 31, 2011, we have 200,000,000 shares of common stock authorized with a par value of $.001 with 117,330,400 shares issued and outstanding.

We also have 25,000,000 shares of preferred stock authorized with a par value of $.001. No shares of preferred stock have been issued or are outstanding as of December 31, 2011.

Off Balance Sheet Arrangements

None.

Office Locations

We are headquartered in Metamora, IL, and we also maintain a satellite office in Marlborough, Massachusetts.

Subsequent Events

A market maker filed a Form 15C211 with FINRA on our behalf in January 2012 to have our common stock approved for quotation and trading on the OTB Bulletin Board and the OTC QB.

Executive Deferred Compensation Stock Agreements were entered into with David Godwin and Anthony Roth on January 24, 2012, pursuant to which President and CEO David Godwin, in lieu of deferred compensation of $225,000, received 1,800,000 shares of Common Stock, and Executive Vice President and CFO Anthony Roth, in lieu of deferred compensation of $22,500, received 180,000 shares of Common Stock.

On January 27, 2012 our Board of Directors agreed to issue a stock dividend of 1.667 shares of Common Stock for every one (1) share of Common Stock which was issued and outstanding immediately prior to the Forward Stock Split. As a result, a total of 133,980,000 shares of common stock are now issued and outstanding.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of our Principal Executive Officer (“PEO”), Mr. David Godwin, and our Principal Financial Officer (“PFO”), Mr. Anthony Roth, has evaluated the effectiveness of our disclosure controls and procedures (“Disclosure Controls”) as defined in Rules 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarter Report (the “Evaluation Date”). Based on such evaluation, our PEO and PFO have concluded that as of the Evaluation Date, our Disclosure Controls were ineffective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC and that material information relating to our company is made known to management, including the PEO and PFO, particularly during the period when our periodic reports are being prepared, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

As a result of the Acquisition Agreement whereby EDUtoons Inc. acquired Continuity, ContinuityX Solutions, Inc. has survived as the continuing entity. (“Reorganization”) Following this Reorganization Continuity X Solutions, Inc., as the operating company and accounting acquirer has implemented a system of internal controls over financial reporting.

Recently enacted accounting standards

In the first nine months of 2011, The Financial Accounting Standards (“FASB”) has issued ASU No. 2011-02 through ASU 2011-12, which are not expected to have a material impact on the consolidated financial statements upon adoption.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no pending, nor to our knowledge threatened, legal proceedings against us.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 1, 2011, we sold 3,250,000 shares of our common stock, par value of $0.001 per share, to ContinuityX, Inc for a purchase price of twenty five thousand ($25,000) dollars.

On November 8, 2011 we issued an aggregate of 7,300,000 shares to 10 stockholders of Continuity in exchange for 100% of the stock in ContinuityX, Inc.  The stockholders who are designated in the chart below, have agreed to cancel 1,500,000 shares of this stock.

NAME OF INVESTOR	TOTAL SHARES (Pre-Split)
David Godwin	2,040,000
Anthony G. Roth	1,440,000
Gary Elliston	1,320,000
Andrew Rubin	312,500*
Lisa Diaz	312,500*
Linda Rubin	312,500*
Robert M. Rubin	312,500*
Breckenridge Associate, Inc.	570,000*
Beverly Pomerantz	340,000*
Elizabeth Rosenfeld	340,000*

* Agreed to cancel 60% of shares received upon receipt

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (Removed and Reserved).

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description

3.1* 3.11**	Certificate of Incorporation of EDUtoons, Inc. Amendment to Certificate of Incorporation filed on December 28, 2011.

3.2*	Bylaws of EDUtoons, Inc.

4.1*	Specimen Stock Certificate

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed as exhibits to the registration statement on Form S-1 filed by the Company on August 6, 2010.

**	Amendment filed as an exhibit to Form 8-K filed by the Company on January 19, 2012.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ContinuityX Solutions, Inc.

Date: February 14, 2012	By:	/s/ David Godwin
David Godwin Chairman, CEO and President 610 State Route 116 Metamora, IL 61548

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 14, 2012	By:	/s/ Anthony Roth
Anthony Roth
Chief Financial Officer, Principal Accounting Officer, and Executive Vice President 610 State Route 116 Metamora, IL 61548

