Form 10-Q
period 2012-03-31
ContinuityX Solutions, Inc.
filed 2012-05-15
CIK 1497814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to __________

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

Yes ☐     No ☒

As of May 11, 2012 there were issued and outstanding 136,480,000 shares of Common Stock, $.001 par value.

CONTINUITYX SOLUTIONS, INC.

FORM 10-Q

INDEX

		Page
		Number

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements for the three month and nine month periods ending March 31, 2012

	Consolidated Balance Sheets at June 30, 2011 and March 31, 2012	2

	Consolidated Statements of Operations for the three and nine month periods of March 31, 2012	3

	Consolidated Statements of Changes in Stockholders’ Equity for the nine months ending March 31, 2012	4

	Consolidated Statements of Cash Flows for the nine months ending March 31, 2012	5-6

	Notes to Unaudited Consolidated Financial Statements	7-15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Mine Safety Disclosure	21

Item 5.	Other Information	21

Item 6.	Exhibits	22

SIGNATURES		23

CONTINUITYX SOLUTIONS, INC

CONSOLIDATED BALANCE SHEET

March 31, 2012 (Unaudited) and June 30, 2011

	March 31, 2012
	(Unaudited)	June 30, 2011
ASSETS
CURRENT ASSETS
Cash	$635,975	$149,784
Accounts receivable	31,220	537,879
Factored accounts receivable	4,933,195	-
Deposits	-	46,000
Investment - convertible note receivable	75,000	-
Prepaid expenses	28,134	-
Total Current Assets	5,703,524	733,663
OTHER ASSETS
Security deposits	1,438,023	240,000

FIXED ASSETS
Property and equipment	906,470	-
Accumulated depreciation	(112,853)	-
Net Fixed Assets	793,617
TOTAL ASSETS	$7,935,164	$973,663

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$247,531	$49,410
Commission payable	560,394	91,439
Accrued payroll	383,751	208,146
Accrued interest - related party	22,226	17,190
Due to factor	1,639,666	-
Capital lease payable - current portion	325,035	-
Sales tax payable	2,110	-
Short-term notes payable	-	108,750
Short-term notes payable - related party	259,705	424,750
Income taxes payable	696,078	11,325
Total Current Liabilities	4,136,496	911,010

OTHER LIABILITIES
Capital lease payable - net of current portion	308,340	-
Deferred tax liability	878,512	-
Total Other Liabilities	1,186,852	-

TOTAL LIABILITIES	$5,323,348	$911,010

SHAREHOLDERS' EQUITY

Preferred stock - $.001 par value, 25,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock - $.001 par value, 200,000,000 shares authorized, 136,479,900 and 97,330,900 shares issued and outstanding at March 31, 2012 and June 30, 2011, respectively	136,480	97,331
Additional paid-in capital	810,304	(87,331)
Retained Earnings	1,665,032	52,653
Total Shareholders' Equity	2,611,816	62,653

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$7,935,164	$973,663

CONTINUITYX SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months and nine months ending March 31, 2012 (Unaudited)

			For The Period
	Three months	Nine months	From Inception
	March 31	March 31	(March 25, 2011)
	(Unaudited)	(Unaudited)	Through March 31, 2011
GROSS SERVICES	$6,479,243	$10,933,600	-
RESELLER COMMISSIONS	225,736	936,110	-

NET SERVICES	6,253,507	9,997,490	-

COST OF SERVICES	1,162,160	1,953,191	-
GROSS PROFIT	5,091,347	8,044,299	-

OPERATING EXPENSES
Salaries	531,148	1,098,048	-
Commissions	432,054	1,032,490	-
Payroll taxes	147,136	239,084	-
Rent	8,370	22,184	-
Advertising and promotion	14,921	80,625	-
Bank charges and factor fees	71,254	127,395	-
Computer and internet	60,014	122,158	-
Depreciation	112,355	112,853	-
Insurance	45,984	102,917	-
Office expense	28,345	96,168	-
Outside services	395,328	510,052	-
Professional fees	69,208	252,064	-
Travel and entertainment	96,329	247,574	-
Utilities	19,593	33,997	-
Other	15,525	54,342	-
TOTAL OPERATING EXPENSES	2,047,564	4,131,951	-

INCOME FROM OPERATIONS	3,043,783	3,912,348	-

OTHER INCOME (EXPENSES)
Interest income	566	725	-
Interest expense	(65,118)	(150,645)	-
TOTAL OTHER INCOME (EXPENSES)	(64,552)	(149,920)	-

INCOME BEFORE INCOME TAXES	2,979,231	3,762,428	-

PROVISION FOR INCOME TAXES
State	75,063	151,162	-
Federal	267,349	533,591	-
Deferred tax	878,512	878,512	-
TOTAL PROVISION FOR INCOME TAXES	1,220,924	1,563,265	-

Net Income	$1,758,307	$2,199,163

Earnings per share, basic and diluted	$0.01	$0.02	-
Weighted average shares	129,957,213	111,981,693	-

CONTINUITYX SOLUTIONS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the nine months ending March 31, 2012 (unaudited)

						Total
		Capital	Treasury		Retained	Shareholders'
	Shares	Stock	Stock	APIC	Earnings	Equity

Balance at June 30, 2011	97,330,900	$97,331	$-	$(87,331)	$52,653	$62,653

Repurchase of stock	(33,332,500)		(33,333)	-	-	(33,333)

Issuance of treasury stock	33,332,500	-	33,333	-	-	33,333

Issuance of stock for accrued compensation	1,980,000	1,980	-	245,520	-	247,500

Issuance of stock for services	2,500,000	2,500	-	100,000	-	102,500

Shares issued then existing shareholders in reorganization	19,999,400	19,999	-	(19,999)	-	-

Stock dividend	14,669,600	14,670	-	572,114	(586,784)	-

Net Income	-	-	-	-	2,199,163	2,199,163

Balance at March 31, 2012 (unaudited)	136,479,900	$136,480	$-	$810,304	$1,665,032	$2,611,816

Note: The shareholders' equity has been recapitalized to give effect to the shares exchanged by the existing shareholders pursuant to the acquisition agreement dated November 8, 2011. The shareholders equity section has further been retroactively restated to reflect a 13.333:1 forward stock split on December 28, 2011 and a stock dividend on January 27,2012 of 1.667 shares for every one share issued and outstanding immediately prior to the forward stock split on December 28, 2011. These transactions are more fully described in Note 8 to these financial statements.

CONTINUITYX SOLUTIONS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
For the nine months ending March 31, 2012 (Unaudited)

		For The Period
	Nine Months	from Inception
	March 31	(March 25, 2011)
	Unaudited	To March 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,199,163	$-
Adjustments to reconcile net income to net
cash used by operating activities:
Stock issued for services	102,500	-
Deferred tax	878,512	-
Depreciation	112,853	-
Changes in assets and liabilities
Accounts receivable	506,659	-
Factored accounts receivable	(4,933,195)	-
Deposits	46,000	-
Prepaid expenses	(28,134)	-
Security deposits	(1,198,023)	-
Accounts payable	199,621	-
Commission payable	468,955	-
Accrued payroll	473,105	-
Sales tax payable	2,110	-
Accrued interest - related party	45,676	-
Income taxes payable	684,753	-

NET CASH USED BY OPERATING ACTIVITIES	(439,445)	-

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in investment - convertible note receivable	(75,000)	-
Purchase of property and equipment	(49,943)	-
NET CASH USED BY INVESTING ACTIVITIES	(124,943)	-
		-
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from factor	1,639,666	-
Payments on short term debt	(108,750)	-
Payments on related party notes payable	(312,185)	-
Proceeds from related party notes payable	55,000	-
Payments on capital lease	(223,152)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,050,579	-

NET INCREASE IN CASH	486,191	-
CASH - Beginning	149,784	-
Ending	$635,975	$-

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period:
Interest	$128,419	$-
Taxes	-0-	-

CONTINUITYX SOLUTIONS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
For the nine months ending March 31, 2012 (Unaudited)

(CONTINUED)

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES

Issuance of shares to reduce accrued payroll	$247,500
Issuance of note payable to reduce accrued payroll	50,000
Issuance of note payable to reduce accrued interest – related party	40,640
Equipment acquired under capital lease	856,527

The accompanying notes are an integral part of these financial statements.

Note 1 – BUSINESS

ContinuityX Solutions, Inc., formerly EDUtoons, Inc. (the “Company”), incorporated under the laws of the State of Delaware on March 18, 2010, provides client solutions that ensure efficient business continuity and disaster relief through experienced planning, implementation, and management with offices located in two cities: Marlborough, Massachusetts and Metamora, Illinois. The Company provides business continuity, disaster recovery and managed network services and offers an approach for medium to large scale enterprise businesses to address immediate needs without losing sight of their long term objective. The Company also provides virtual / cloud hosting, managed equipment and storage, VoIP and voice connectivity and network and interconnection services through 23 colocation data service facilities throughout the country. In addition, the Company provides advanced broadband communication and high performance networks with strategic partners such as AT&T, XO Communications, Telx and others. The company also offers an extensive line of products and services. Our unique combination of consultation and technical expertise affords the client faster delivery and lower cost than larger consulting companies.

The Company changed its name to ContinuityX Solutions, Inc. pursuant to a Certificate of Amendment of the Certificate of Incorporation of EDUtoons, Inc., which was filed with the Secretary of State of the State of Delaware on December 28, 2011.

ContinuityX, Inc. entered into a Stock Purchase Agreement with the Company, dated October 27, 2011, which closed on November 1, 2011.  Pursuant to the agreement, ContinuityX, Inc. acquired 3,250,000 shares of the Company’s common stock.  On November 8, 2011, the Company and ContinuityX, Inc. entered into an Acquisition Agreement whereby the Company acquired 100% of the issued and outstanding common shares of ContinuityX, Inc. for 7,300,000 shares of the Company’s common stock issuable to its stockholders.  The Company filed a Certificate of Amendment to its Certificate of Incorporation on December 28, 2011, to change its name to ContinuityX Solutions, Inc., increase the number of authorized shares from 10,000,000 to 200,000,000 shares and implementing a forward stock split of 13.333 to 1. In addition, on January 27, 2012, the Company approved a stock dividend of 1.667 common shares per common stock share that was outstanding prior to the forward stock split.

The effect of the Acquisition Agreement is such that effectively a reorganization of the entities has occurred for accounting purposes and is deemed to be a reverse acquisition. Subsequent to the Closing pursuant to the Acquisition Agreement, ContinuityX, Inc. and its stockholders have effective control of the Company, even though the Company has acquired ContinuityX, Inc. For accounting purposes, ContinuityX, Inc. has been deemed to be the accounting acquirer in the transaction and, consequently, the transaction has been treated as a recapitalization of the Company, i.e., a capital transaction involving the issuance of shares by the Company for the shares of ContinuityX, Inc. Accordingly, the combined assets, liabilities and results of operations of ContinuityX, Inc. became the historical financial statements of the Company at the closing of the Acquisition Agreement, and the Company’s assets, liabilities and results of operations have been consolidated with those of ContinuityX, Inc. commencing as of November 8, 2011, the date of the Closing. No step-up in basis or intangible assets or goodwill was recorded in this transaction. As this transaction is being accounted for as a reverse acquisition, all direct costs of the transaction have been charged to additional paid-in capital. All professional fees associated with the transaction have been charged to additional paid-in-capital. The Company has determined to continue to utilize June 30 as the end of its fiscal year.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Reporting

The accompanying unaudited consolidated financial statements include all adjustments of a normal and recurring nature which, in the opinion of Company’s management, are necessary to present fairly the Company’s financial position as of March 31, 2012 and the results of its operations and cash flows for the nine months then ended.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s consolidated financial statements for the period from March 25, 2011 through June 30, 2011. These consolidated financial statements are included in a Form 8-K filed with the Securities and Exchange Commission on November 15, 2011 and on May 9, 2012.

Basis of Accounting

The consolidated financial statements have been prepared on the accrual basis of accounting. The significant accounting policies are described below to enhance the usefulness of the financial statements to the reader.

Fiscal Year

The Company’s fiscal year ends on June 30.

Consolidation Policy

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, ContinuityX, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Furniture and equipment	5 - 7 years
Computer equipment and software	2 - 5 years
Leasehold improvements	5 - 15 years

Depreciation is provided over the estimated useful life of each class of depreciable assets and is computed using the straight-line method. Equipment under capital lease obligations is amortized on the straight-line method over the shorter period of the lease term or the estimated useful life of the equipment. Such amortization is included in depreciation and amortization in the accompanying statements of operations.

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

Trade accounts receivable are stated at the amount management expects to collect from outstanding balances. The carrying amounts of accounts receivable are reduced by an allowance for doubtful accounts that reflects management's best estimate of the amounts that will not be collected. Management individually reviews all accounts receivable balances that exceed 90 days from invoice date and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Management provides for probable uncollectible amounts through a charge to earnings and a credit to the allowance for doubtful accounts based on its assessment of the current status of individual accounts. Balances still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to trade accounts receivable. Changes in the allowance for doubtful accounts have not been material to the financial statements

No bad debt expense and no allowance for doubtful accounts have been recorded as of March 31, 2012 or June 30, 2011.

Factored Accounts Receivable

The Company accounted for the sale of accounts receivable under the Forest Capital Master Factoring Agreement as a secured borrowing with a pledge of the subject receivables as collateral, in accordance with FASB ASC 860, the authoritative guidance for accounting for transfers and servicing of financial assets. The caption “Factored accounts receivable” on the accompanying balance sheet in the amount of $4,933,195 as of March 31, 2012 represents the gross accounts receivable that were designated as “sold” to Forest Capital, LLC (the “Factor”). There were no factored receivables as of June 30, 2011.

Security Deposits

The Company has assumed security deposits on systems and monthly recurring services from several customers. The deposits secure space on the customer’s network which is necessary for the Company’s operations and amount to $1,438,023 at March 31, 2012 as compared to $240,000 at June 30, 2011.

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

Income Taxes

The Company files income tax returns in the U.S. Federal and Illinois jurisdictions.

Income taxes provide for the tax effects of transactions reported in the financial statements. The provision for income taxes consists of taxes currently due and, if material, deferred taxes resulting from differences in the accounting methods used for financial reporting purposes and those used for income tax reporting. There are deferred tax items for the period ended March 31, 2012 based upon the company’s intention to file its Federal tax return on the cash basis.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

The Company follows the provisions of uncertain tax positions as addressed in FASB Accounting Standards Codification 740-10-65-1. The Company recognized no liability for unrecognized tax benefits. The Company has no tax position at March 31, 2012, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at March 31, 2012.

Recent Accounting Pronouncements

Transfers and Servicing

In April 2011, the FASB issued ASU No. 2011-03 “Transfers and Servicing (Topic 860) - Reconsideration of Effective Control for Repurchase Agreement.” ASU 2011-03 removes from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. The other criteria to assess effective control were not changed. ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The amendments were effective for the Company beginning January 1, 2012, and do not have a material effect on the financial statements.

Fair Value Measurements

In May 2011, the FASB issued ASU No. 2011-04, which amends ASC 820, Fair Value Measurements, and provides guidance related to fair value measurements and disclosures in the financial statements.  This guidance conforms the wording to describe many of the requirements in U.S. GAAP to International Financial Reporting Standards to ensure the related standards are consistently applied.  The guidance also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is effective during interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. The adoption of this standard did not materially expand the Company’s consolidated financial statement footnote disclosures.

 Reclassifications

Certain amounts in the prior period consolidated financial statements have been reclassified to conform to current presentation.

.

Note 3 – INVESTMENT – CONVERTIBLE NOTE RECEIVABLE

On December 22, 2011, the Company made a loan to a private company in the sum of $75,000 which is evidenced by a convertible note. The note matures on the earliest of (a) December 31, 2012 or (b) the date on which an Event of Default has occurred, at which time the private company shall pay ContinuityX Solutions, Inc., in cash, the amount of the then outstanding principal balance of the Note plus all accrued and unpaid interest thereon. The Note bears a simple interest rate of 4% per year; provided, however, that upon and during the continuance of an Event of Default, the interest rate shall be increased to 7% per annum.

The Note has a mandatory conversion upon the occurrence of qualified financing in the amount of $2,000,000 by November 30, 2012. The Note and all unpaid interest will convert into a number of equity securities equal to the quotient of the aggregate amount of outstanding principal and accrued and unpaid interest on this Note divided by the price per share paid in such financing. The payer also has the option to convert the Note to common stock 30 days prior to the maturity date based upon a valuation of the payer of $7,000,000.

Note 4 - OPERATING LEASES

A subsidiary of the Company leased office space in Marlborough, Massachusetts on July 28, 2011. The term of the lease is through September 30, 2012, and calls for monthly rent of $840.

On September 1, 2011, a subsidiary of the Company entered into a lease for office space in Metamora, Illinois. The term of the lease is through July 31, 2016, and called for monthly rent of $1,200. On November 1, 2011 the same subsidiary of the Company leased additional space and the rent was increased to $1,950 per month.

Total rent expense for the three months and nine months ending March 31, 2012 was $8,370 and $22,184, respectively.

Minimum future lease payments on operating leases for the fiscal years ending after March 31, 2012, are as follows:

2012	$8,370
2013	25,920
2014	23,400
2015	23,400
2016	23,400
Thereafter	1,950

Total Minimum Future Lease Payments	$106,440

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

2012	$399,965
2013	$391,668
2014	$227,887
Total Minimum Lease Payments	$1,019,520
Less Amount Representing Interest	(162,993)
Present Value of Minimum Lease Payments	$856,527

The assets held under the capital lease have been placed in service over the course of the three months ended March 31, 2012 and depreciation has now been recorded on those assets for the three months ended March 31, 2012, and regularly scheduled lease payments have commenced.

Note 6 - SIGNIFICANT CUSTOMERS AND CREDIT RISK

Income for the period was derived from three service providers, with 89% from one service provider, and accounts receivable and factored accounts receivable were derived from two service providers. The 89% service provider is AT&T and there are 11 shared customers with AT&T including MultiPoint, Telworx, AARMG, X Connect and Greenwave.

Note 7 - FACTORING AGREEMENT

The Company entered into a factoring agreement of receivables on September 9, 2011 for up to $500,000, increasing on November 17, 2011 to $1,000,000, to $1,250,000 on January 19, 2012 and to $2,000,000 on March 30, 2012 to be payable immediately at 70%. Upon collections by the Factor, the Company is remitted the balance, less applicable discount fees and 5% of the remaining uncollected assigned accounts to be used to establish and maintain a “contingency account”. Fees per the agreement start at 1.30% for collections within 30 days, increasing by 0.65% every 15 days. The factored receivables are secured by the assets and receivables of the Company and are with recourse if the assigned account becomes the subject of a dispute, there exists any breach of representation under the agreement or an assigned account is not paid within 90 days of its invoice. The Company had an outstanding principal balance of $1,639,666 as of March 31, 2012.

Note 8 – SHORT-TERM NOTES PAYABLE

On November 30, 2011, the Company entered into a $116,250 non-interest bearing note payable. The note was secured by a security deposit and could be repaid at any time. The Company paid the note in full as of December 31, 2011.

Related party notes payable

From May through July of 2011, a total of $127,000 of deferred compensation owed to the CEO, Mr. Godwin, was converted to three Notes payable. The notes were combined into one Note in July 2011 which is secured by the assets and receivables held by the Company that may be subject to subordination by third-party financiers. The Company received loans of an additional $109,026 from Mr. Godwin, also from his deferred compensation, through March 31, 2012 and the total amount due at that date was $236,026. In addition, all previously outstanding interest due has been forgiven and all such debt going forward is non-interest bearing. Interest forgiven for amounts previously recorded is not material to these consolidated financial statements. Please see Note 10.

There is an outstanding note due to Mr. Roth, the Executive Vice President of the Company for the amount of $48,565. The note is secured by the assets and receivables held by the Company that may be subject to subordination by third-party financiers. Through March 31, 2012 an additional $244,028 was loaned to the Company by Mr. Roth and the total amount due on that date was $292,593. In addition, all previously outstanding interest was forgiven and all such debt going forward is non-interest bearing. Interest forgiven for amounts previously recorded is not material to these consolidated financial statements. Please see Note 10.

Note 8 – SHORT-TERM NOTES PAYABLE (continued)

On July 27, 2011, a stockholder of the Company advanced the Company $55,000. On October 1, 2011, three notes to this stockholder of the Company including the $55,000 and $40,640 of accrued interest were consolidated into a single note and is secured by the assets and receivables held by the Company that may be subject to subordination by third-party financiers. At March 31, 2012, the Company had an outstanding principal balance of $82,640 on the note and accrued interest of $21,726. Please see Note 10.

Note 9 – EQUITY TRANSACTIONS

A subsidiary of the Company entered into a Consulting Agreement, dated July 5, 2011, with a third party to provide consulting services during a 12 month term. The agreement provides that such party shall receive 34.25% of the issued and outstanding shares of the Company based upon the Company’s then capitalization. To provide for the issuance of said shares the subsidiary repurchased 34,250 shares from the existing shareholders for $0.10 per share and issued 34,250 pre-reorganization and pre-split shares to the consultant and/or its designees.

On December 28, 2011, the Company authorized a 13.333-for-1 stock split (the "Stock Split”) of the Company's Common Stock.  All references to the number of shares of Common Stock and per share amounts have been retroactively restated in the accompanying financial statements to reflect the effect of the Forward Stock Split.

On January 24, 2012, Mr. Godwin entered into an agreement with the Company to receive 1,800,000 shares of the Company’s common stock for the cancelation of $225,000 of unpaid compensation.

On January 24, 2012, Mr. Roth entered into an agreement with the Company to receive 180,000 shares of the Company’s common stock for the cancelation of $22,500 of unpaid compensation.

On January 27, 2012 our Board of Directors agreed to issue a stock dividend of 1.667 shares of Common Stock for every one (1) share of Common Stock which was issued and outstanding immediately prior to the Forward Stock Split.

On February 20, 2012, the Company agreed to issue to a consultant 2,500,000 shares of the Company’s restricted common stock as part of his compensation. The consultant’s rights in such shares shall vest over the course of three years of services.

Note 10 – SUBSEQUENT EVENTS

On April 17, 2012, the Company amended the Master Factoring Agreement with Forest Capital, LLC to increase the aggregate principal amount of advances at any time to $2,550,000 and on April 24, 2012 such amount of advances was increased to $3,000,000.

The additional funds advanced by Mr. Godwin mentioned in Note 8 will be placed under the same collateral as the $127,000 Note which will be amended to include the additional funds for a total of $236,026 and the due date will be extended to December 31, 2012. Should funds be available to repay a portion of the loan from Mr. Godwin such repayment may not exceed $25,000 per month and is subject to agreement at that time between Mr. Godwin and Mr. Roth.

The additional funds advanced by Mr. Roth mentioned in Note 8 will be placed under the same collateral as the $48,565 Note which will be amended to include the additional funds for a total of $292,593 and the due date will be extended to December 31, 2012 Should funds be available to repay a portion of the loan from Mr. Roth such repayment may not exceed $25,000 per month and is subject to agreement at that time between Mr. Godwin and Mr. Roth.

The Stockholder note mentioned in Note 8, pursuant to an agreement with the stockholder, is presently due on or before June 30, 2012 with an effective annual interest rate of 6% and with a minimum payment of $50,000 due on or before May 30, 2012. If the Company raises $3,000,000 or more in any combination of equity or debt, the entire outstanding principal and interest will be due at that time. In addition, the stockholder has the option of taking any portion of the debt in stock as part of a private placement offering which shall be conducted by the Company.

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

Our consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

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

General Organization and Business

ContinuityX Solutions, Inc. (the Company,” “we,” “us” or “our”), formerly known as EDUtoons, Inc. (EDUtoons) was incorporated in the State of Delaware on March 28, 2010. We are headquartered in Metamora, IL, and also maintain a satellite office in Marlborough, Massachusetts. In addition, we have 23 data service centers throughout the country devoted to colocation and networks. The Company also hosts cloud computing, manages equipment and storage and has relationships with strategic channel partners such as AT&T, Telx, XO Communications and others.

We provide client solutions that ensure efficient business continuity and disaster relief through experienced planning, implementation, and management. We provide reliability and recovery through a methodology that strengthens its client’s business continuity and disaster relief framework and preparedness with certified experts that specialize in security, risk management, and consultation for practical business solutions and network-IT visibility.

We offer an approach for medium to large scale enterprise businesses to address immediate needs without losing sight of their long term objective. We provide consultation in the discovery acquisition, implementation and management of network, disaster recovery, voice and voice over internet protocol (VOIP) and project design-management-monitoring (virtual-hosted/managed-network). By specializing in finance, health, manufacturing, and large-scale distribution, we act as a solutions provider and channel partner in that we will partner with manufacturers to market and sell the manufacturer's products, services, and/or technologies. We afford clients the ability to have one-stop service at a fair price with responsive and efficient solutions.

We have business relationships with many companies including, but not limited to, being a “Premier Solutions Provider” for AT&T, an XO Communications “Business Partner” and partnering with Telx in colocation facilities and many others. We also have a relationship with the St. Louis Rams wherein we are replacing and upgrading their entire IT infrastructure including all of the hardware, software and networks. In addition, we are installing a new IP and voice network and will assist them in completing compliance as set forth by the NFL for content, Ticketmaster, Media and any other requirements.

History

On November 1, 2011, we issued three million (3,000,000) shares of our common stock pursuant to its Initial Public Offering (“IPO”) for an aggregate purchase price of $150,000, pursuant to a Registration Statement on Form S-1 filed by us with the Securities and Exchange Commission (“SEC”), having an effective date of May 5, 2011 (the “Registration Statement”). Immediately after the Closing, we redeemed 3,250,000 shares of our common stock owned by our existing stockholders excluding the stockholders who became stockholders pursuant to the IPO (the “Redemption”) for an aggregate cost of $82,500, which was funded by the proceeds of the IPO. The balance of the proceeds of the IPO were utilized to pay various expenses.

For a purchase price of twenty-five thousand ($25,000) dollars we sold 3,250,000 shares of our common stock, par value of $0.001 per share, to ContinuityX, Inc.

Pursuant to an Acquisition Agreement with ContinuityX, Inc., Inc., dated November 8, 2011, we acquired ContinuityX, Inc. through a reverse acquisition which gave the stockholders of ContinuityX, Inc. effective control of the Company.

We filed a Certificate of Amendment to its Certificate of Incorporation changing our name to ContinuityX Solutions, Inc. on December 28, 2011.

Also, on December 28, 2011, we implemented a forward stock split of 13.333 shares of Common Stock for every one (1) share of then existing Common Stock (the “Forward Stock Split”), which resulted in a total of 117,330,400 issued and outstanding shares of our Common Stock on such date. On January 27, 2012, we issued a stock dividend of 1.667 shares of common stock for every one share of common stock issued and outstanding prior to the Forward Stock Split.

ContinuityX, Inc. since its formation has brought together a collaboration of individuals in technical sales, marketing and operations, combined with engineers and technology specialists for companies including, but not limited to, Microsoft, VMWare, Cisco, EMC, AT&T, XO Communications, AboveNet, Qwest, and Level 3 among others.

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

Marketing and Branding

We cooperatively market our services alongside AT&T, Telx, XO Communications and other leading Carrier and Strategic Channel Partners. Our client base includes corporations such as: Playcast Media (Playstation), Associated Network Providers, Inc., 1st USA Phone Cards, Inc., Blue City, the St. Louis Rams, and Hutchison Global Communications Limited.

Intellectual Property

We recently filed for trademark protection for the mark “ContinuityX” in various trademark classes in which we operate and a name search has been completed. The name has been cleared and our Formal Application has been accepted by the US Patent and Trademark Office as of April 12, 2012. We expect to receive official notification in the near future.

Competition

We believe our main competitors are the companies set forth below:

•	Accenture Consulting
o	Accenture is a global management consulting, technology consulting and technology outsourcing company headquartered in New York City. According to its Yahoo Finance profile it is the largest consulting firm in the world and is a Fortune Global 500 company. According to Accenture’s website, as of September 2011, Accenture had more than 211,000 employees across 120 countries.

•	IBM Consulting
o	IBM Global Services is the information technology and business services arm of International Business Machines and operates in approximately 170 countries, providing a comprehensive range of enterprise IT and consulting services to commercial and public sector clients. According to IBM’s website, IBM Global Services started in the spring of 1991, with the aim towards helping companies manage their IT operations and resources. IBM Global Business Services “GBS” is the professional services arm of Global Services, including management consulting, systems integration, and application management services. GBS is also the highest revenue earning division of IBM.

•	Others
o	Abovenet, which provides high bandwidth connectivity primarily for large corporate enterprises and communications carriers as well as an optician network that delivers key network and IP services throughout the United States and London; Rack Space, which provides cloud hosting, managed hosting, hybrid hosting, managed server configuration and managed colocation servers and collaboration and Masergy, which provides managed, secure, and virtualized services to enterprises that have complex needs across multiple locations.

Results of Operations

For the three months ending March 31, 2012 our gross revenues and services were $6,479,243, net revenues and services were $6,253,507 and net income was $1,758,307 . There was an increase of $3,470,654 or approximately 225% in net revenues and an increase of $1,250,221 or approximately 346% in net income compared to the three month period ending December 31, 2011 which reflected $2,782,853 in net revenue and net income of $508,086.

Revenues and profits have increased for the three months ending March 31, 2012 compared to the three months ended December 31, 2011 as a result of increased marketing by our growing sales staff and Mr. Godwin which have produced additional shared customers, more than 10 resellers and an infrastructure arrangement with the St. Louis Rams. We offer a three-tiered solutions package consisting of consulting, technology and outsourcing at a more cost-effective rate than other consulting firms. We also have partnerships with AT&T, Telx and other carriers with whom we share 23 colocation and interconnection facilities.

For the three months ending March 31, 2012 our total operating expenses were $2,047,564, an increase of $826,783 or approximately 168% compared to the three month period ending December 31, 2011 during which our total operating expenses were $1,220,836.

For the nine months ended March 31, 2012 we recorded gross sales and services of $10,933,600, net sales and services of $9,997,490 and net income of $2,199,163. In addition, our total Shareholders’ Equity was $2,611,816 at March 31, 2012 as compared to $503,509 at December 31, 2011 an increase of $2,108,307 or approximately 584%.

Our assets and our liabilities have increased. As of March 31, 2012 we have had an increase in total assets to the amount of $7,935,164 compared to $973,663 as of June 30, 2011, an increase of approximately 815%. Our major asset is accounts receivable and factored accounts receivable which were $4,964,415 at March 31, 2012 compared to $1,899,929 at December 31, 2011, an increase of 261%. Our total liabilities as of March 31, 2012 were $5,323,348, compared to $911,010 at June 30, 2011, an increase of approximately 584%.

Liquidity and Capital Resources

Net cash used by operating activities was $439,445 for the nine months ended March 31, 2012.

Net cash used by investing activities was $124,943 for the nine months ended March 31, 2012

Net cash provided by financing activities for the nine months ended March 31, 2012 was $1,050,579.

We have working capital of $1,567,028 as of March 31, 2012. On June 30, 2011 we had cash in the amount of $149,784, and as of March 31, 2012 cash was $635,975, an increase of approximately 424%. We finance our day to day operations through financing our accounts receivable and working capital from revenues.  We intend to expand operations to generate cash flow and to raise funds through either borrowings and / or selling equity.

We also have 25,000,000 shares of preferred stock authorized with a par value of $.001. No shares of preferred stock have been issued or are outstanding as of March 31, 2012.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

 Limitations on the effectiveness of Internal Controls:

As a result of the Acquisition Agreement whereby EDUtoons, Inc. acquired Continuity; ContinuityX Solutions, Inc. (the Company) has survived as the continuing entity (“Reorganization”). Following this Reorganization, the Company, as the operating company and accounting acquirer has implemented a system of internal controls over financial reporting.

Pursuant to the scope exception allowed under Item 308 of Regulation S-K, the Company has not completed its assessment of the effectiveness of its internal control over financial reporting and its disclosure controls and procedures. As management’s assessment was not required for Continuity prior to the reverse merger, the Company, as the surviving private operating company, is working toward completing its documentation and assessment to include such assessments and certifications in its June 30, 2012 Form 10-K.

Recently enacted accounting standards

During 2011, The Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-02 through ASU 2011-12, which are not expected to have a material impact on the consolidated financial statements upon adoption.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no pending, nor to our knowledge threatened, legal proceedings against us.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 1, 2011, we sold 3,250,000 shares of our common stock, par value of $0.001 per share, to ContinuityX, Inc. for a purchase price of twenty five thousand ($25,000) dollars. These shares were subsequently deemed canceled.

On November 8, 2011 we issued an aggregate of 7,300,000 shares to 10 stockholders of ContinuityX, Inc. in exchange for 100% of the stock in ContinuityX, Inc.

 A subsidiary of the Company entered into a Consulting Agreement, dated July 5, 2011, with a third party to provide consulting services during a 12 month term. The agreement provides that such party shall receive 34.25% of the issued and outstanding shares of the subsidiary based upon the subsidiary’s then capitalization. To provide for the issuance of said shares the subsidiary repurchased 34,250 shares from the existing shareholders for $0.10 per share and issued 34,250 shares to the consultant and/or its designees.

On December 28, 2011, the Company authorized a 13.333-for-1 stock split (the "Stock Split”) of the Company's Common Stock.  All references to the number of shares of Common Stock and per share amounts have been retroactively restated in the accompanying financial statements to reflect the effect of the Forward Stock Split.

On January 24, 2012, Mr. Godwin entered into an agreement with the Company to receive 1,800,000 shares of the Company’s common stock for the cancelation of $225,000 of unpaid compensation.

On January 24, 2012, Mr. Roth entered into an agreement with the Company to receive 180,000 shares of the Company’s common stock for the cancelation of $22,500 of unpaid compensation.

On January 27, 2012 our Board of Directors agreed to issue a stock dividend of 1.667 shares of Common Stock for every one (1) share of Common Stock which was issued and outstanding immediately prior to the Forward Stock Split.

On February 20, 2012, the Company agreed to issue 2,500,000 shares of the Company’s restricted common stock to a consultant as part of his compensation. The consultant’s rights in such shares shall vest over the course of three years of services.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description

3.1*	Certificate of Incorporation of EDUtoons, Inc.

3.11**	Amendment to Certificate of Incorporation filed on December 28, 2011.

3.2*	Bylaws of EDUtoons, Inc.

4.1*	Specimen Stock Certificate

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed as exhibits to the registration statement on Form S-1 filed by the Company on August 6, 2010.

**	Amendment filed as an exhibit to Form 8-K filed by the Company on January 19, 2012.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ContinuityX Solutions, Inc.

Date: May 15, 2012	By:	/s/ David Godwin
David Godwin Chairman, CEO and President 610 State Route 116 Metamora, IL 61548

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: May 15, 2012	By:	/s/ Anthony Roth
Anthony Roth
Interim Chief Financial Officer, Principal Accounting Officer 610 State Route 116 Metamora, IL 61548

Page 23 of 23