Form 10-Q/A
period 2011-12-31
ContinuityX Solutions, Inc.
filed 2012-05-25
CIK 1497814

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☒ No

As of February 10, 2012 there were issued and outstanding 133,980,000 shares of Common Stock, $.001 par value.

EXPLANATORY NOTE - AMENDMENT

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011 of ContinuityX Solutions, Inc. (the “Company”) filed with the Securities and Exchange Commission on February 15, 2012 (the “Form 10-Q”) is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

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

* These exhibits were previously included or incorporated by reference in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011, filed with the Securities and Exchange Commission on February 15, 2012.

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