Form 10-K
period 2012-06-30
ContinuityX Solutions, Inc.
filed 2012-09-28
CIK 1497814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-168587

ContinuityX Solutions, Inc.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	27-2701563
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

610 State Route 116
Metamora, IL 61548
(Address of Principal Executive Offices)
(309) 367-2800
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a small reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant as of June 30, 2012 was approximately $11,070,000 based upon $0.18 per share of Common Stock which was the conversion price of Senior Secured Convertible Debentures sold by the registrant in June, 2012.

The number of shares of the registrant’s Common Stock, par value $0.001 per share, outstanding as of September 24, 2012, was 133,979,900.

Table of Contents

CONTINUITYX SOLUTIONS, INC.

For The Year Ended June 30, 2012

PART I

ITEM 1. BUSINESS

General Organization and Business Overview

ContinuityX Solutions, Inc. (the “Company,” “we,” “us” or “our”), formerly known as EDUtoons, Inc. (EDUtoons) was incorporated in the State of Delaware on March 28, 2010. We are headquartered in Metamora, IL. In addition, we currently have 30 data service centers throughout the country devoted to colocation and networks. The Company also hosts Cloud computing, manages equipment and storage and has relationships with strategic channel partners such as AT&T, Telx, XO Communications and others.

We provide consulting services and management of business continuity, virtual / Cloud hosting, managed equipment and storage, monitoring, VoIP and voice needs.  Our consultative approach provides clients with business continuity and disaster recovery solutions alongside management, migration and re-engineering, system integration and cross connects, and IT infrastructure services including data center, converged networks (public / private Cloud) services and transformation solutions.

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

We have business relationships with many companies including, but not limited to, being a “Premier Solutions Provider” for AT&T, an XO Communications “Business Partner” and partnering with Telx in colocation facilities. We also have a relationship with the St. Louis Rams wherein we are replacing and upgrading their entire IT infrastructure including all of the hardware, software and networks. In addition, we are installing a new IP and voice network and will assist them in completing compliance for content, Ticketmaster, Media and any other requirements identified.

In August, 2012, we entered into a two year consulting agreement with Millennium Capital Corporation which will provide various services to us including securing qualified management executives and potential Board of Director candidates, assisting us in the search for potential acquisitions, securing major clients and introducing us to investment banking contacts and investment relations advisors. Under the terms of the agreement, we will pay $25,000 per month for the term of the agreement in addition to the issuance of cashless warrants for 3,000,000 shares of the Company’s Common Stock exercisable for a period of five years commencing on August 1, 2012 at an exercise price of $0.20.

In September 2012 we entered into a Marketing Agreement with M & M Licensing, Inc. focused on major sports leagues, teams, and stadium venues, with a goal to increase the quality of communication and data exchange experience.We will provide leading edge technology access, wi-fi and systems software to the organizations and their ownership companies.

We meet and exceed new industry standards and requirements for medium and large-scale enterprise organizations by building national, tailor-made networks for public/private business communications.  We understand that an organization’s IT staff may not have the deep relationships with third-party technology vendors and telecommunication providers to construct and manage national and international IT infrastructures.

Our Network and Datacenter infrastructure includes facilities built to deliver highest level of uptime availability and 24/7 NOC (Network Operational Center) services; high availability – low latency connectivity services in any major datacenter market; Cloud on demand via Appcore® and Telx™ partnership; and hosting facilities offering resilient network, data center, and hosted services Internet and Network Services, deploying Cisco’s leading Aggregated Service Router platform into a single, customer facing network providing cost effective bandwidth and higher performance.

We have entered into a Joint Marketing Agreement with Hutchison Global Communications Limited, a Hong Kong corporation, and its subsidiaries including Blue City and NexGen in the United States to market our complete portfolio of products and services focusing on co-location access, network and managed services.  This relationship has created an opportunity to further international relationships and pursue the global network strategy incorporating the Far East, Canada, South America and Europe to our existing U.S. network and platform.

History

On November 1, 2011, we issued three million (3,000,000) shares of our Common Stock pursuant to our Initial Public Offering (“IPO”) for an aggregate purchase price of $150,000, pursuant to a Registration Statement on Form S-1 filed by us with the Securities and Exchange Commission (“SEC”), having an effective date of May 5, 2011 (the “Registration Statement”).  Immediately after the closing, we redeemed 3,250,000 shares of our Common Stock owned by our existing shareholders excluding the shareholders who became shareholders pursuant to the IPO (the “Redemption”) for an aggregate cost of $82,500, which was funded by the proceeds of the IPO. The balance of the proceeds of the IPO were utilized to pay various expenses.

For a purchase price of twenty-five thousand ($25,000) dollars we sold 3,250,000 shares of our Common Stock, par value of $0.001 per share, to ContinuityX, Inc.

Pursuant to an Acquisition Agreement with ContinuityX, Inc., Inc., dated November 8, 2011, we acquired ContinuityX, Inc. through a reverse acquisition which gave the shareholders of ContinuityX, Inc. effective control of the Company.

We filed a Certificate of Amendment to our Certificate of Incorporation changing our name to ContinuityX Solutions, Inc. on December 28, 2011.

Also, on December 28, 2011, we implemented a stock split of 13.333 shares of Common Stock for every one (1) share of then existing Common Stock (the “Forward Stock Split”), which resulted in a total of 117,330,400 issued and outstanding shares of our Common Stock on such date. On January 27, 2012, we issued a stock dividend of 1.667 shares of Common Stock for every one share of Common Stock issued and outstanding prior to the Forward Stock Split.

Since our formation we have brought together a collaboration of individuals in technical sales, marketing and operations, combined with engineers and technology specialists for companies including, but not limited to, Microsoft, VMWare, Cisco, EMC, AT&T, XO Communications, AboveNet, Qwest, and Level 3 among others.

Business Strategy

Data consumption has shifted from the corporate-only domain and into the daily activities performed by most individuals.  This never-ending lust for social media content, videos, gaming, as well as digital entertainment, has clogged the Internet to the extent it is no longer a reliable business resource.  Companies are now seeking alternative methods to circumvent traditional Internet connections and establish their own private network connectivity ensuring security, speed and a better return on investment.

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

Leveraging partnerships ensures a best-in-class redundancy service and equipment sourcing along with competitive pricing.  We compete smartly with small teams combining technical certified experts with project implementation and management.  This enables the Company to offer in-depth services at lower pricing.

Our global growth strategy addresses the world-wide ever-growing need for the portability and consumption of data, conducting VoIP calls, reviewing analytics, backing-up servers and accessing video/social media services.  The data-centric ecosystem has created a 24/7 appetite, fueled by lower cost smartphones and tablet devices now being adopted by all business sizes and classes.  This data phenomenon transcends country borderlines and global time zones to present a type of Telco industry ”gold rush” for talented companies to stake their claims vis-a’-vis the data implementation and management pertaining to: government compliance issues, information recovery, voice and VoIP communications as well as public/private Cloud managed and hosted services. We expect to expand our footprint to include customers throughout North and South America, Europe, Middle and the Far East.

Marketing and Branding

We intend to build upon our success in the enterprise IT arena by expanding our marketing efforts to focus upon growing penetration with regional carriers, service providers, data centers and hosting companies by leveraging our expanded product portfolio to provide network services, disaster recovery, Cloud computing, servers, hosted applications and wireless solutions.

We are unique in that our technology capabilities are fully integrated, from the application services through the distributed Cloud computing platform and into our private, secure network backbone. This enables us to truly offer and specialize in “Integrated IT Solutions” that combine applications, voice, data and on-demand Cloud computing service spanning multiple networks and geographies.

These capabilities provide us with a strong competitive advantage by allowing customers to use their own IP with our services platform.

Our sales strategy includes:
●	Delivering a consistent message to each industry vertical and target audience
●	Positioning ourselves as a premier provider of application centric integrated IT solutions
●	Diversifying our approach to focus on specific niche areas within the enterprise IT and Service Provider spaces :
o	Enterprise IT - offer flexible solutions for integrated voice, video, data, wireless and computing services, position backup and on-demand Cloud capabilities
o
Service Providers (regional carriers, hosting providers, data centers, ISPS) : enable them to expand their reach by interconnecting facilities with the Company and add new sources of revenue by offering our advanced services under white label agreements branded as their own.

●	Expanding our sales reach through independent sales agents who specialize in specific geographic and vertical markets.
●	Emphasizing the integrated, high quality, cost effective, secure and scalable nature of our solutions

●	Communicating our capabilities through targeted marketing communication campaigns aimed at specific vertical markets to increase our brand awareness in a cost effective manner.
●	Marketing our Cloud computing capabilities to expand awareness, promoted capabilities and enable customers to sample our services growing trust and increasing spending
●	Leveraging our strong relationships and international reach partners
●	Capitalizing on our presence in over 30 data center locations, which house IT infrastructure for many enterprises and Cloud computing companies.

Services and Solutions

We have a broad set of IT services to meet most business needs ranging from the simplest secure point-point connectivity to complex integrated multi-protocol networks combined with hosted applications and on-demand public and private Cloud services – all with managed options to keep our customers’ IT operating at peek efficiency.

Service offerings

●	Data Center Services
o
Our data centers are deployed in connectivity and power dense facilities currently in 30 locations across the Americas and Asia to meet the needs of the most demanding customers for colocation, connectivity, security, service and support.

o	Capabilities include, colocation, dedicated A & B side power option, connectivity (local, national, international), converged exchange services, managed services and remote hands.

●	Networking
o
Whether our customers' business needs point to point connectivity or a complete integrated multi-national managed network, we not only have a networking service to meet those needs, we deliver it as a complete integrated IT solution that leverages the right technology for each application, location or security instance. We offer networking services that include :

o	MPLS IP VPN
o	Layer 2 MPLS VPN
o	Private Line
o	Ethernet VPLS
o	WiFi

●	Office and large scale multi-tenant solutions

●	Applications
o
Our application hosting services enable IT departments to lighten the load on the business by deploying applications on secure, reliable systems in any one of our data center facilities and facilitate connectivity to those applications via the Internet and/or our private MPLS network. We have a range of managed application services options to meet the needs of most IT departments plus enables customers to leverage our integrated on-demand public and private Cloud capabilities seamlessly. Managed application available include :

▪	Messaging and Collaboration
▪	Microsoft Sharepoint
▪	Windows Servers
▪	Linux Servers
▪	Storage

●	On Demand Cloud Services
o	Private Cloud
▪	Benefit from Cloud technology but securely connect privately
o	Public (Internet facing) Cloud
▪	On-demand, connect any time, anywhere over the Internet
o	Wholesale & White Label Cloud
▪	Our Cloud infrastructure, each customer’s services, and pricing, branded and packaged for each customer.

●	Disaster Recovery
o	On-Demand
▪	Start backing up computers and servers today to our Cloud, provision standby applications and servers to go live when needed.
▪	Connect via the Internet now, move to private connectivity in the future
o	Integrated Back-up network
▪
Securely connect to a network point of presence at practically any USA carrier hotel, bridge your existing networks, enable redundancy and backup critical application systems to our distributed disaster recovery infrastructure for complete peace of mind

Service Level Agreements

Every service is backed by applicable stringent service level agreements.

Private Line

-	On-net pop to pop availability (uptime per month)
-	Off-net pop to pop availability (uptime per month)
-	On-Net pop to pop Meant time to restore (MTTR)

MPLS Services

-	Pop to pop availability (uptime per month)
-	Pop to pop inter-packet delay (Jitter)
o	Bronze
o	Silver
o	Gold
o	Platinum
-	Pop to pop latency
o	Transcontinental USA (east-west coast)
o	West coast USA to Hong Kong
-	Network wide pack loss

Ethernet VPLS

-	Pop to pop availability (uptime per month)
-	Pop to pop latency in milliseconds
o	Transcontinental USA (east-west coast)
o	West coast USA to Hong Kong
-	Network wide pack loss

Our Networks and Technology

Service Coverage

By leveraging key datacenter facilities in carrier centric locations we can take advantage of selecting the best, cost-effective, interconnected, high-performing providers at each point of presence. This approach combined with advanced, modern networking technologies from recognized hardware providers such as Cisco enables us to deliver a broad spectrum of services on a common integrated infrastructure to meet the needs of the most demanding customers with room to grow physically and virtually.

Strategic Expansion planning

Interconnecting our network at key datacenter locations enables us to bridge services between various providers, data centers and even customers. Being an application centric, IP enabled IT solutions focused business with advanced networking technology, our offerings are more than just network services.  Hence this enables us to continually look to expand our reach by leveraging strategic international partners that enable us to enter new markets with the lowest capital exposure and only take our network there as demand justifies.  By establishing MPLS (Multi-protocol label switching) Option A, B or C Interconnects with other providers that meet our criteria for quality performance, we are able to not only deliver services on our private MPLS network but also to end-points on our partners’ networks. These relationships are typically reciprocal enabling our partner to also reach locations on our backbone and leverage our services as ‘white label’ for their customers and offer new services such as Cloud computing.

We currently offer services in the following locations

●	36 North East 2nd Street, Miami, FL, USA
●	56 Marietta Street, Atlanta, GA, USA
●	60 Hudson Street, New York, NY, USA
●	100 Delawanna Avenue, Clifton, NJ, USA
●	111 Eighth Avenue, New York, NY, USA
●	113 N. Myers Street, Charlotte, NC, USA

●	120 East Van Buren Street, Phoenix, AZ, USA
●	200 Paul Avenue, San Francisco, CA, USA
●	300 Boulevard East, Weehawken, NJ, USA
●	350 East Cermak Road, Chicago, IL, USA
●	600 South Federal Street, Chicago, IL, USA
●	600 West 7th Street, Los Angeles, CA, USA
●	1100 Space Park Drive, Santa Clara, CA, USA
●	2323 Bryan Street, Dallas, TX, USA
●	2820 Northwestern Parkway, Santa Clara, USA
●	8435 Stemmons Freeway, Dallas, TX, USA
●	50 NE 9th Street, Miami, FL,USA
●	530 West 6th Street, Los Angeles, CA, USA
●	624 South Grand Avenue, Los Angeles, CA, USA
●	650 South Grand Avenue, Los Angeles, CA, USA
●	800 South Hope Street, Los Angeles, CA, USA
●	3 Corporate Place, Piscataway, NJ, USA
●	2500 Riva Road, Annapolis, MD, USA
●	5732 Pacific Center Boulevard, San Diego, CA, USA
●	17300 Washington 99, Lynnwood, WA, USA
●	21571 Beaumeade Circle, Ashburn, VA, USA
●	165 Halsey Street, Newark, NJ, USA
●	401 North Broad Street, Philadelphia, PA, USA
●	Warwick House, Hong Kong
●	151 Front St W, Toronto, ON

Network Management

Our global network operations center (“NOC”) is located in Santa Clara, California, USA and provides round-the-clock network surveillance, provisioning and customer service.

We utilize many tools for monitoring a network of its size. Industry leading partner Solarwinds is a key software package deployed to monitor the network from within from speed to latency down to dropped packets. Everything is monitored 24x7 from a staffed NOC in Santa Clara. We also utilize the skills and expertise of outside companies such as IPsoft- that augment our capabilities to exceed customer expectations. Our global network was designed to be carrier agnostic and using BGP and advanced routing techniques with Cisco’s Nexus platform to seamlessly fail over to other sites in the event of a problem or catastrophe. Using an internal inventory and ticketing system every action within the network is tracked and backed-up to ensure reliability.

Our distributed Cloud platform is designed to be highly available both within zone (a single location) and across zones delivering upwards of 99.999% availability globally, it is interconnected with 10Gbps links on our MPLS backbone plus leverages multiple internet connections for backup and access.

Our Cloud platform utilizes a unique, integrated combination of hardware and software that is power efficient, replicable and highly scalable enabling us to deploy new locations in less than 45 days globally to practically any data center location and expand rapidly as needed. The Company’s Cloud has built-in alarms and recovery capabilities both at a hardware and a software level delivering applications service capabilities far beyond the traditional dedicated server model.

The system is monitored 24x7x365 by the Company’s NOC and the entity which manages the NOC.

Our global network operations center staff serves as the focal point for managing our service level agreements, or SLAs, with our customers and coordinating network maintenance activities. Our NOC also serves as our focal point for provisioning new services on our network and Cloud platforms. We work closely with our customers to ensure that all services are turned up in a timely and error free manner.

Special Note Regarding Forward-looking Statements

Some of the statements and information presented in this report may contain projections or other forward-looking statements regarding future events or the future financial performance of the Company.  These statements are based upon management’s current expectations or beliefs.  These projections and forward-looking statements are not a guarantee of performance and are subject to a number of uncertainties and other factors, many of which are outside of the Company’s control, which could cause actual events to differ materially from those expressed or implied by our projections or forward-looking statements.  The most important factors which could prevent the Company from achieving its stated goals include, but are not limited to, the following: the current uncertainty in the global financial markets and the global economy, a discontinuation of the development and expansion of the Internet as a communications medium and marketplace for the distribution and consumption of data and video, and disruptions in the financial markets which could affect the Company’s ability to obtain additional financing.  Additional factors include, but are not limited to, the Company’s ability to do the following: increase and maintain the volume of traffic on its network, develop effective business support systems, manage system and network failures or disruptions, develop new services which meet customer demands and generate acceptable margins, defend intellectual property and proprietary rights, adapt to rapid technological changes which lead to further competition, attract and retain qualified management and other personnel, successfully integrate future acquisitions, and meet all of the terms and conditions of debt obligations.

We also refer you to other documents the Company files from time to time with the Securities and Exchange Commission, specifically, the Company’s annual reports on Form 10-K, its quarterly reports on Form 10-Q and its current reports on Form 8-K.  These documents identify important risk factors which could cause the actual results to differ materially from those contained in our projections and forward-looking statements.

This report, together with other statements and information publicly disseminated by the Company, contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions.  Except as otherwise required by the federal securities laws, the Company is under no obligation and expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this report, whether as a result of new information, future events or otherwise.

Available Information

We file with the SEC our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Proxy Statements.  These reports, and any amendments to these reports, are available at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. Additionally, this information is available at the SEC’s website ( http://www.sec.gov ). All of our SEC filings are available, free of charge, and as soon as practicable after they are filed with, or furnished to, the SEC on our website at www.continuityx.com at the Investors - SEC Filings tab.

ITEM 1A. RISK FACTORS

Our business and operations involve numerous risks, some of which are beyond our control which may affect future results and the future market price of our common shares. In any such case, the market price of our common shares could decline, and investors may lose all or part of their investment. The following discussion highlights all material risks known to us.

You should consider carefully, among other things, the risk factors set forth below as well as the other information contained in this Annual Report on Form 10-K and in our other filings with the SEC before deciding to purchase, hold or sell our Common Stock. If any of the identified risks actually occurs, or is adversely resolved, our consolidated financial statements could be materially, adversely impacted in a particular fiscal quarter or year and our business, financial condition and results of operations may suffer materially. As a result, the market price of our Common Stock could decline and you could lose all or part of your investment in our Common Stock.  The identified risks are not the only risks we face.  Additional risks and uncertainties, including those not currently known to us or that we currently deem to be immaterial, also could materially adversely affect our business, financial condition and results of operations.

Risks With Respect to Our Business

We have a limited operating history.

ContinuityX, Inc., which we acquired on November 8, 2011, was incorporated on March 25, 2011.  As such, our business must be evaluated in view of the risks and uncertainties associated with a start-up business.  There can be no assurance that our revenues will continue to grow.  We may incur losses on a quarterly or annual basis for a number of reasons both within and outside our control.  The growth of our business and ability to generate revenue will rely greatly upon our ability to execute our business plan.  However there can be no assurance that we will be able to successfully implement our business plan or continue to generate revenues.

Our success depends on our ability to compete effectively in our industry.

The telecommunications industry is extremely competitive, particularly with respect to price and service.  Our failure to compete effectively with our competitors could have a material adverse effect on our business, financial condition and results of operations.  A significant increase in industry capacity or reduction in overall demand would adversely affect our ability to maintain or increase prices.  Further, we anticipate that prices for certain telecommunications services such as IP bandwidth will continue to decline due to a number of factors including (a) price competition as various network providers attempt to gain market share to cover the fixed costs of their network investments and/or install new networks that might compete with our networks; and (b) technological advances that permit substantial increases in the transmission capacity of many of our competitors’ networks.

Problems in the economy could negatively affect our future operating results.

The problems in the economy could adversely affect our operations, by among other things,

●	reducing and/or delaying the demand for our services;
●	increasing our customer turnover, both with respect to customer terminations and with respect to reduced prices upon renewals of customer agreements;
●	leading to reduced services from our vendors facing economic difficulties; and
●	increasing the bad debts in our customer receivables.

These and other related factors could negatively affect our future operating results.

Rapid technological changes could affect the continued use of our services.

The telecommunications industry is subject to rapid and significant changes in technology that could materially affect the continued use of our services. Changes in technology could negatively affect the desire of customers to purchase our existing services and may require us to make significant investments in order to meet customer demands for services incorporating new technologies.  We also cannot assure that technological changes in the communications industry and Internet-related industry will not have a material adverse effect on our business, financial condition and results of operations.

We may not be able to successfully implement our business strategy because we depend upon factors beyond our control, which could adversely affect our results of operations.

Our future success largely depends upon our ability to implement our business strategy to create new business and revenue opportunities.  Our results of operations will be adversely affected if we cannot fully implement our business strategy.  Successful implementation depends upon numerous factors beyond our control, including economic, competitive, regulatory and other conditions and uncertainties, the ability to obtain licenses, permits, franchises and rights-of-way on reasonable terms and conditions and the ability to hire and retain qualified management personnel.

Governmental regulation may negatively affect our operations.

Existing and future government laws and regulations greatly influence how we operate our business.  U.S. federal and state laws directly shape the telecommunications and Internet markets.  Consequently, regulatory requirements and changes could adversely affect our operations and also influence the markets for telecommunications and Internet services.  We cannot predict the future regulatory framework of our business.

Local governments also exercise legal authority that may have an adverse effect on our business because of our need to obtain rights-of-way for our fiber networks.  While local governments may not prohibit persons from providing telecommunications services nor treat telecommunication service providers in a discriminatory manner, they can affect the timing and costs associated with our use of public rights-of-way.

We have incurred secured indebtedness.

We have secured certain debt using our receivables as collateral.   We currently have a secured borrowing of $3,000,000 with a pledge of the subject receivables as collateral with Forest Capital, LLC (the “Factor”) pursuant to the Forest Capital Master Factoring Agreement.

In addition, in June 2012, and in September 2012, we issued a series of Senior Secured Convertible Debentures totaling $1,985,000 and $2,975,000, respectively. The Senior Secured Convertible Debentures are secured by all of the assets and property of the Company and are due on June 15, 2014 and are junior only to the interest of the Factor and other existing secured interests incurred with respect to the purchase of equipment.

We cannot predict our future tax liabilities.  If we become subject to increased levels of taxation, our financial condition and results of operations could be adversely affected.

We provide telecommunication and other services in multiple jurisdictions across the United States and internationally and are therefore subject to multiple sets of complex and varying tax laws and rules.  We cannot predict the amount of future tax liabilities to which we may become subject. Any increase in the amount of taxation incurred as a result of our operations or due to legislative or regulatory changes could result in a material adverse effect on our sales, financial condition and results of operations. While we believe that our current provisions for taxes are reasonable and appropriate, we cannot assure you that these items will be settled for the amounts accrued or that we will not identify additional exposures in the future.

Competition could substantially impair our business and our operating results.

The IT industry is extremely competitive, particularly with respect to price and service.  We are engaging in a business similar to several major corporations.  Most of the financial and technical resources, name recognition, market access, commercial connections, sales and marketing and research and development resources and capabilities of each of our competitors far exceed ours.  In view of our limited history, lack of capital and number of personnel, it will be difficult for us to gain market access, and if we do develop a successful service, one or more of these companies may develop a similar or superior service within a short time. Our failure to compete effectively with our competitors could have a material adverse effect upon our business, financial condition and results of operations.  A significant increase in industry capacity or reduction in overall demand would adversely affect our ability to maintain or increase prices.  Increased activity by these competitors could result in downward pricing pressure or loss of customers, which could adversely affect our business, financial condition and results of operations.

We depend upon third parties for important parts of our business operations and the failure of those third parties to provide their products, services and/or technologies could negatively affect our services.

We rely upon third parties for important parts of our business, including provision of the products, services and/or technologies which we market and sell. If these third party providers fail to perform the services required under the terms of our contracts with them or fail to renew agreements upon reasonable terms and conditions, it could materially and adversely affect the provisioning of our products, services and/or technologies, and we may experience difficulties locating alternative service and technology providers on favorable terms, if at all, and our operations could be negatively affected.

We are dependent upon key personnel.

Mr. David Godwin is critical to our operations. If we were to lose the services of Mr. Godwin, it could have a material adverse effect upon our business.  The Company intends to obtain Key Person life insurance on Mr. Godwin.  To date no Key Person Life Insurance policy has been obtained upon the life of Mr. Godwin and there can be no assurance as to the availability or cost of such a policy upon the life of Mr. Godwin.

 Our directors and officers will have substantial influence over our operations and control substantially all business matters.

Currently, our sole director is also one of our two executive officers.  We will not benefit from the multiple judgments which a greater number of directors or officers may provide, and we rely completely upon the judgment of such people in making business decisions, without the assistance of any outside directors on matters which require the judgment of the Board of Directors.

We will need financing to develop our business and to meet our capital requirements.

We will need financing to develop our business and meet our capital requirements.  We currently are making arrangements to obtain financing and we will be dependent upon sources such as:

●	funds from private sources such as, loans from shareholders and private placements,
●	funds from public offerings, and
●	future earnings.

Financing may only be available, if at all, upon terms which may not be commercially advantageous. If adequate funds are not available from operations or additional sources of financing, our business will be materially adversely affected.

We have received substantially all of our revenues from one service provider.

For the year ended June 30, 2012, approximately 80% of our revenues were derived from one entity, AT&T, Inc. (“AT&T”).  AT&T has designated us as a “Premier Solutions Provider”.  If, for any reason this relationship terminates, management believes it will be able to utilize other service providers for its customers.  There can be no assurance that any such termination will not disrupt our business activities and cash flow.

Our primary bank account which receives a substantial portion of our revenues is under the control of another party.

The bank account into which substantially all of our revenues are deposited  is under the exclusive control of Forest Capital, LLC.  This account receives the payments from two of our service providers, including AT&T, which, to date, has been our primary source of revenues, and serves as collateral for $3,000,000 in account receivables pledged to Forest Capital by Continuity.  We have two other accounts which receive revenues from other sources as well as the payments from accounts receivable in excess of what is owed to Forest Capital, LLC under our factoring agreement.

If we cannot consistently generate positive cash flows or raise sufficient capital then we will not realize our growth potential and the business could suffer financially .

We are attempting to grow while maintaining costs. However, we expect to require increasing cash flows to finance our needs in the marketplace. To finance growth, we will need to raise capital to fund infrastructure needs, expand our service offerings and implement more aggressive sales, marketing and advertising programs.  However, if we are not successful in raising additional capital, we will not meet our projections for growth and sales could be adversely affected due to loss of customers.

Risks With Respect to Our Shares of Common Stock

We have never paid dividends on our Common Stock.

We have never paid cash dividends on our Common Stock, and there can be no assurance that we will have sufficient earnings to pay any dividends with respect to our Common Stock.  Moreover, even if we have sufficient earnings, we are not obligated to declare dividends with respect to the Common Stock.  The future declaration of any cash or stock dividends will be in the sole and absolute discretion of the Board of Directors and will depend upon our earnings, capital requirements, financial position, general economic conditions and other pertinent factors.  It is also possible that the terms of any future debt financing may restrict the payment of dividends.  We presently intend to retain earnings, if any, for the development and expansion of our business.

 There can be no assurance that our Common Stock will ever be quoted on any market or traded on national securities exchanges or markets.

Our Common Stock has received approval from FINRA to be listed but has not yet traded as of the date of this report.  In addition, we have received approval from DTC to have it begin electronically trading and clearing our free trading Common Stock. Until such time as our Common Stock is traded upon any securities exchanges or markets, of which there can be no assurance, accurate quotations as to the market value of our securities may not be possible.  Sellers of our securities are likely to have more difficulty disposing of their securities than sellers of securities which are listed upon any of the several NASDAQ markets, the New York Stock Exchange, the American Stock Exchange, or one of the other national securities exchanges or markets.

Although we have made arrangements for our Common Stock to be traded upon a public market, the OTCQB, there can be no assurance that we would be successful in having our Common Stock quoted on any other public markets, or that if so quoted, that our Common Stock would thereafter increase in value.

Even if public markets do develop, the volume of trading in our Common Stock will presumably be limited and likely dominated by a few individuals. The limited volume, if any, will make the price of our Common Stock subject to manipulation by one or more shareholders and will significantly limit the number of shares that one can purchase or sell in a short period of time. An investor may find it difficult to dispose of his, hers or its securities.

We became a publicly traded company through the acquisition of a public shell company, and we could face repercussions as a result thereof.

We face risks associated with being a former public shell company. The current regulatory environment does not look favorably upon reverse acquisitions which could adversely affect our shareholders.

 We may be subject to the Securities and Exchange Commission's "penny stock" rules if our Common Stock sells below $5.00 per share.

If the trading price of our Common Stock sells below $5.00 per share, trading in our securities may be subject to the requirements of the Securities and Exchange Commission's rules with respect to securities trading below $5.00, which are referred to as "penny stocks". These rules require the delivery prior to any transaction of a disclosure schedule explaining the penny stock market and all associated risks and impose various sales practice requirements on broker-dealers who sell "penny stocks" to persons other than established customers and accredited investors, which are generally defined as institutions or an investor individually or with their spouse, who has a net worth exceeding $1,000,000, excluding their primary residence, or annual income, individually exceeding $200,000 or, with their spouse, exceeding $300,000. For these types of transactions the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our Common Stock, which could severely limit its market price and liquidity.

Our Director has the right to authorize the issuance of Preferred Stock.

Our director, without further action by our shareholders, have the authority to issue shares of Preferred Stock from time to time in one or more series, and to fix the number of shares, the relative rights, conversion rights, voting rights, terms of redemption, liquidation preferences and any other preferences, special rights and qualifications of any such series. Any issuance of Preferred Stock could adversely affect the rights of holders of Common Stock and the value of such Common Stock.

In addition, the Company has the right to issue preferred shares which shall have anti-dilutive rights.  If the Company issues 10,000,000 shares of preferred stock which are convertible into 30,000,000 shares of Common Stock, an example of anti-dilutive rights would provide that if the Company does a reverse split and 100,000,000 shares of Common Stock outstanding are reduced to 50,000,000 shares, the 10,000,000 shares of Preferred Stock would continue to be convertible into the 30,000,000 shares of Common Stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company leases space in Metamora, Illinois through its subsidiary, ContinuityX, Inc. The term of the lease ends July 31, 2016 and the rent is $1,950 per month. In September, 2012, the Company entered into an agreement to lease office space at 800 3rd Avenue, New York, NY on a month to month basis for $4,850 per month.

We presently have no agreements to acquire any properties, and have no policy with respect to investments or interest in real estate, real estate mortgages or securities of, or interests in, entities primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s Common Stock has been approved to be quoted by OTC/QB and the OTC Bulletin Board under the symbol CUSX.  In addition, we have received approval from DTC to have it begin electronically trading and clearing our free trading Common Stock. As of the date of this report, the Company’s Common Stock has not yet been traded and no quotations of our price are available as of the date of this report.

There were approximately 76 shareholders of record of the Company’s Common Stock as of September 18, 2012.

The Company has no plans to declare cash dividends on its Common Stock in the future and has not declared any since inception. There are no restrictions which limit the ability of to declare cash dividends on its Common Stock and does not believe that there are any that are likely to do so in the future.

Recent Sales of Unregistered Securities

The following sets forth information relating to all previous sales during the period covered by this report of our Common Stock, which sales were not registered pursuant to the Securities Act.

On November 8, 2011 we issued an aggregate of 7,300,000 shares to 10 shareholders of Company in exchange for 100% of the stock in ContinuityX, Inc.  The shareholders who are designees of Highland Global Partners, Inc. (“Highland”), who are designated in the chart below, have agreed to cancel 1,500,000 shares of these shares.  Please note that the shares listed below do not reflect the forward stock split by the Company of December 28, 2011 or the Stock Dividend issued by the Company on January 27, 2012.  A list of the Company shareholders and the stock received are listed below:

NAME OF INVESTOR	TOTAL SHARES
David Godwin	2,040,000
Anthony G. Roth	1,440,000
Gary Elliston	1,320,000
Andrew Rubin	312,500*
Lisa Diaz	312,500*
Linda Rubin	312,500*
Robert M. Rubin	312,500*
Breckenridge Associate, Inc.	570,000*
Beverly Pomerantz	340,000*
Elizabeth Rosenfeld	340,000*

The number of Shares listed does not reflect the subsequent forward stock split and stock dividend by the Company.

* Subsequently cancelled 60% of shares received (as stated in table) pursuant to the Acquisition Agreement

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with our consolidated financial statements and related notes and schedules included elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Such information is based on management’s current expectations about future events, which are susceptible to uncertainty and changes in circumstances. Factors that could cause or contribute to such differences include, but are not limited to, intensified competition and/or operating problems in its operating business projects and their impact on revenues and profit margins or additional factors, and those discussed in the section entitled “Risk Factors” in Part I, Item 1A of this Annual Report.

General Organization and Business

ContinuityX Solutions, Inc. (the “Company,” “we,” “us” or “our”), formerly known as EDUtoons, Inc. (EDUtoons) was incorporated in the State of Delaware on March 28, 2010. We are headquartered in Metamora, IL. In addition, we currently have approximately 30 data service centers throughout the country devoted to colocation and networks. The Company also hosts Cloud computing, manages equipment and storage and has relationships with strategic channel partners such as AT&T, Telx, XO Communications and others.

We provide consulting services and management of business continuity, virtual / Cloud hosting, managed equipment and storage, monitoring, VoIP and voice needs.  Our consultative approach provides clients with business continuity and disaster recovery solutions alongside management, migration and re-engineering, system integration and cross connects, and IT infrastructure services including data center, converged networks (public / private Cloud) services and transformation solutions.

We provide client solutions that ensure efficient business continuity and disaster relief through experienced planning, implementation, and management. The Company provides reliability and recovery through a methodology that strengthens its client’s business continuity and disaster relief framework and preparedness with certified experts that specialize in security, risk management, and consultation for practical business solutions and network-IT visibility.

We have business relationships with many companies including, but not limited to, being a “Premier Solutions Provider” for AT&T, an XO Communications “Business Partner” and partnering with Telx in colocation facilities and many others. We also have a relationship with the St. Louis Rams wherein we are replacing and upgrading their entire IT infrastructure including all of the hardware, software and networks. In addition, we are installing a new IP and voice network and will assist them in completing compliance for content, Ticketmaster, Media and any other requirements identified.

In August, 2012, we entered into a two year consulting agreement with Millennium Capital Corporation which will provide various services to us including securing qualified management executives and potential Board of Director candidates, assisting us in the search for potential acquisitions, securing major clients and introducing us to investment banking contacts and investment relations advisors. Under the terms of the agreement, we will pay $25,000 per month for the term of the agreement in addition to the issuance of cashless warrants for 3,000,000 shares of the Company’s Common Stock exercisable for a period of five years commencing on August 1, 2012 at an exercise price of $0.20.

In September 2012 we entered into a Marketing Agreement with M & M Licensing, Inc. focused on major sports leagues, teams, and stadium venues, with a goal to increase the quality of communication and data exchange experience. We will provide leading edge technology access, wi-fi and systems software to the organizations and their ownership companies.

We meet and exceed new industry standards and requirements for medium and large-scale enterprise organizations by building national, tailor-made networks for public/private business communications.  We understand that an organization’s IT staff may not have the deep relationships with third-party technology vendors and telecommunication providers to construct and manage national and international IT infrastructures.

Our Network and Datacenter infrastructure includes facilities built to deliver highest level of uptime availability and 24/7 NOC (Network Operational Center) services; high availability – low latency connectivity services in any major datacenter market; Cloud on demand via Appcore® and Telx™ partnership; and hosting facilities offering resilient network, data center, and hosted services Internet and Network Services, deploying Cisco’s leading Aggregated Service Router platform into a single, customer facing network providing cost effective bandwidth and higher performance.

In August 2012, we entered into a Joint Marketing Agreement with Hutchison Global Communications Limited, a Hong Kong corporation, and its subsidiaries including Blue City and NexGen in the United States to market our complete portfolio of products and services focusing on co-location access, network and managed services.  This relationship has created an opportunity to further international relationships and pursue the global network strategy incorporating the Far East, Canada, South America and Europe to our existing U.S. network and platform.

History

On November 1, 2011, we issued three million (3,000,000) shares of our Common Stock pursuant to our Initial Public Offering (“IPO”) for an aggregate purchase price of $150,000, pursuant to a Registration Statement on Form S-1 filed by us with the Securities and Exchange Commission (“SEC”), having an effective date of May 5, 2011 (the “Registration Statement”).  Immediately after the closing, we redeemed 3,250,000 shares of our Common Stock owned by our existing shareholders excluding the shareholders who became shareholders pursuant to the IPO (the “Redemption”) for an aggregate cost of $82,500, which was funded by the proceeds of the IPO. The balance of the proceeds of the IPO were utilized to pay various expenses.

For a purchase price of twenty-five thousand ($25,000) dollars we sold 3,250,000 shares of our Common Stock, par value of $0.001 per share, to ContinuityX, Inc.

Pursuant to an Acquisition Agreement with ContinuityX, Inc., Inc., dated November 8, 2011, we acquired ContinuityX, Inc. through a reverse acquisition which gave the shareholders of ContinuityX, Inc. effective control of the Company.

We filed a Certificate of Amendment to its Certificate of Incorporation changing our name to ContinuityX Solutions, Inc. on December 28, 2011.

Also, on December 28, 2011, we implemented a stock split of 13.333 shares of Common Stock for every one (1) share of then existing Common Stock (the “Forward Stock Split”), which resulted in a total of 117,330,400 issued and outstanding shares of our Common Stock on such date. On January 27, 2012, we issued a stock dividend of 1.667 shares of Common Stock for every one share of Common Stock issued and outstanding prior to the Forward Stock Split.

Since our formation we have brought together a collaboration of individuals in technical sales, marketing and operations, combined with engineers and technology specialists for companies including, but not limited to, Microsoft, VMWare, Cisco, EMC, AT&T, XO Communications, AboveNet, Qwest, and Level 3 among others.

Intellectual Property

We filed for trademark protection for the mark “ContinuityX” in various trademark classes in which we operate and a name search has been completed. The name has been cleared and our Formal Application has been accepted by the US Patent and Trademark Office as of April 12, 2012.

Competition

We believe our main competitors are the companies set forth below:

●	Accenture Consulting
o
Accenture is a global management consulting, technology consulting and technology outsourcing company headquartered in New York City. According to its Yahoo Finance profile it is the largest consulting firm in the world and is a Fortune Global 500 company.  According to Accenture’s website, as of September 2011, Accenture had more than 211,000 employees across 120 countries.

●	IBM Consulting
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

●	Others
o
Abovenet, which provides high bandwidth connectivity primarily for large corporate enterprises and communications carriers as well as an optical network that delivers key network and IP services throughout the United States and London; Rack Space, which provides Cloud hosting, managed hosting, hybrid hosting, managed server configuration and managed colocation servers and collaboration and Masergy, which provides managed, secure, and virtualized services to enterprises that have complex needs across multiple locations.

Results of Operations

Year Ended June 30, 2012 and Period Ended June 30, 2011

	June 30, 2012	June 30, 2011
Operating income	$7,521,469	$132,884
Other (expenses):	(431,613)	(68,906)
Income before income taxes	7,089,856	63,978
Provision for income taxes	2,855,086	11,325
Net income	$4,234,770	$52,653

The year ended June 30, 2012, was our first full year of operations. The period ended June 30, 2011, represents activity from March 25, 2011 to June 30, 2011.

Revenue

Gross service revenue for the year ended June 30, 2012 amounted to $18,586,466. During the year, $1,031,691 of reseller commissions were recognized resulting in $17,554,775 of net service revenue. During the period ended June 30, 2011, gross service revenue amounted to $1,115,176. During the year ended June 30, 2012, our gross service revenue has increased each quarter. Our gross revenue for the quarter ended June 30, 2012 amounted to $7,652,866 compared to $1,018,566 for the quarter ended September 30, 2011.

Cost of Services and Gross Profit

Cost of services for the year ended June 30, 2012 amounted to $4,007,843. Gross profit was $13,546,932 which resulted in a gross profit percentage of approximately 73% for the year ended June 30, 2012. Cost of revenue for the period ended June 30, 2011 amounted to $171,198. Gross profit was $943,978 which resulted in a gross profit percentage of approximately 85% for the period ended June 30, 2011. Cost of revenue and gross profit also increased each quarter during the year ended June 30, 2012. Cost of revenue and gross profit for the quarter ended June 30, 2012 amounted to $2,054,652 and $5,502,633, respectively, compared to $212,816 and $805,750, respectively for the quarter ended September 30, 2011.

Selling and Administrative Expenses

For the year ended June 30, 2012, selling and administrative expenses amounted to $6,025,463. For the year ended June 30, 2011, selling and administrative expenses amounted to $811,094. The major categories of selling and administrative expenses and the amounts for the year ended June 30, 2012 and the period ended June 30, 2011, respectively, were the following: advertising and promotion, approximately $326,000 and $10,000, consulting, approximately $924,000 and $34,000, and payroll and related expenses, approximately $3,345,000 and $644,000.

Interest Expense

Interest expense for the year ended June 30, 2012 amounted to $433,919. Interest expense for the period ended June 30, 2011 amounted to $68,930. Interest expense was earned by the holders of the notes payable and the Factor.

Other (Income)

During the year ended June 30, 2012, $2,306 of other income was recognized. During the period ended June 30, 2011, $24 of other income was recognized.

Income Tax Provision

Income tax expense for the year ended June 30, 2012 and the period ended June 30, 2011 amounted to $2,855,086 and $11,325, respectively. The expense was based on the U.S. Federal and Illinois income tax rates.

Impact of Inflation

The impact of inflation upon the Company’s revenue and income from operations during each of the past two periods has not been material to its financial position or results of operations for those periods because the Company does not maintain any inventories whose costs are affected by inflation.

Liquidity and Capital Resources

Since inception in 2011, we have generated income from operations. As of June 30, 2012 and June 30, 2011, our shareholders’ equity was approximately $4,500,000 and $63,000, respectively. The Company’s operating income for the year ended June 30, 2012 and the period ended June 30, 2011 was $7,521,469 and $132,884, respectively. Net cash used by operations was $2,165,429 and $12,716 for the year ended June 30, 2012 and the period ended June 30, 2011, respectively. Operations since inception have been mainly funded with the proceeds from debt financings and sales activity. Our net income for the year ended June 30, 2012 was $4,234,770. As of June 30, 2012, we had cash and cash equivalents of $698,283. As of June 30, 2012 our working capital was $6,006,203.

Net cash used in investing activities was $761,046 for the year ended June 30, 2012. Net proceeds from financing activities were $3,474,974 and $162,500 for the year ended June 30, 2012 and the period ended June 30, 2011, respectively. During the year ended June 30, 2012, we generated net cash of $2,040,000 from the issuance of notes payable and $2,815,227 from factored accounts receivable. We also repaid $1,125,253 of debt during the year ended June 30, 2012.

In addition, in June 2012, and in September 2012, we issued a series of Senior Secured Convertible Debentures totaling $1,985,000 and $2,975,000, respectively. The Senior Secured Convertible Debentures are secured by all of the assets and property of the Company and are due on June 15, 2014 and are junior only to the interest of the Factor and other existing secured interests incurred with respect to the purchase of equipment.

We finance our day to day operations through financing our accounts receivable and working capital from revenues.  We intend to expand operations to generate cash flow and to raise funds through either borrowings and / or selling equity.

Off Balance Sheet Arrangements

As of June 30, 2012 and 2011, the Company had no material off-balance sheet arrangements other than operating leases to which we are a party.

Critical Accounting Estimates and Recent Accounting Pronouncements

Critical Accounting Estimates

The preparation of consolidated financial statements in accordance with Generally Accepted Accounting Principals in the United States requires management to make estimates and assumptions that affect reported amounts and related disclosures in the consolidated financial statements. Management considers an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made, and changes in the estimate or different estimates that could have been selected could have a material impact on our consolidated results of operations or financial condition.

Revenue Recognition. The Company recognizes revenue when it is realized or realizable and earned, net of commissions paid to third parties. The Company’s current revenue generating activities primarily involve compensation earnings from coordinating network and telecommunication needs with third parties and maintaining a customer service relationship with those parties on behalf of the Company’s customers.

Depending on the nature of the customer contract, the timing of the Company’s revenue recognition occurs in two ways:

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

In these lump-sum compensation arrangements, the customer may not claw back – unreasonably withhold – or transfer these orders and must pay the Company per agreement within 60-90 days depending on the type and timing of the contract.

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

Recent Accounting Pronouncements

In April 2011, the FASB issued ASU No. 2011-03 “Transfers and Servicing (Topic 860) - Reconsideration of Effective Control for Repurchase Agreement.” ASU 2011-03 removes from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. The other criteria to assess effective control were not changed. ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The amendments were effective for the Company beginning January 1, 2012, and do not have a material effect on the consolidated financial statements.

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

Office Locations

We are headquartered in Metamora, IL.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONTINUITYX SOLUTIONS, INC. AND SUBSIDIARY

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
ContinuityX Solutions, Inc.

We have audited the accompanying consolidated balance sheets of ContinuityX Solutions, Inc. and Subsidiary (the “Company”) as of June 30, 2012 and 2011 and the related consolidated statements of operations,, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ContinuityX Solutions, Inc. and Subsidiaries at June 30, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ EFP Rotenberg, LLP

Rochester, New York
September 28, 2012

CONTINUITYX SOLUTIONS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30,
	2011	2012
ASSETS:
Current assets:
Cash and cash equivalents	$149,784	$698,283
Investment – convertible note receivable	-	75,000
Accounts receivable:
Factored	-	10,567,669
Other	537,879	3,070
Prepaid expenses and other current assets	46,000	92,448
Total current assets	733,663	11,436,470

Other assets:
Security deposits	240,000	2,137,598
Deferred finance costs, net	-	249,688
Total other assets	240,000	2,387,286

Property and equipment:
Cost	-	2,765,427
Accumulated depreciation	-	(400,915)
Property and equipment, net	-	2,364,512

Total assets	$973,663	$16,188,268

LIABILITIES:
Current liabilities:
Current portion of long-term debt	$-	$668,777
Notes payable	533,500	345,441
Amount due factor	-	2,815,227
Accounts payable	140,849	1,053,532
Accrued expenses:
Salaries, wages, commissions, etc.	208,146	464,447
Outside commissions	-	516,307
Interest	17,190	34,994
Income taxes	11,325	-
Other	-	92,640
Total current liabilities	911,010	5,991,365

Long-term debt, less current portion shown above	-	2,785,569
Deferred income taxes	-	2,866,411

Total liabilities	911,010	11,643,345

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, authorized 25,000,000 shares at June 30, 2011 and 2012; none issued	-	-
Common stock, $0.001 par value, authorized 200,000,000; issued 97,330,900 and 133,979,900 shares at June 30, 2011 and 2012, respectively	97,331	133,980
Additional paid-in capital	(87,331)	710,304
Retained earnings	52,653	3,700,639
Total shareholders’ equity	62,653	4,544,923
Total liabilities and shareholders’ equity	$973,663	$16,188,268

The accompanying notes are an integral part of these consolidated financial statements.

CONTINUITYX SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Period March 25, 2011 (Inception) through June 30, 2011 and the Year Ended June 30, 2012

	2011	2012
Gross service revenues	$1,115,176	$18,586,466
Less; reseller commissions	-	1,031,691
Net service revenue	1,115,176	17,554,775

Costs of services	171,198	4,007,843

Gross profit	943,978	13,546,932

Other income and expenses:
Selling and administrative expenses	811,094	6,025,463
Interest expense	69,930	433,919
Other (income)	(24)	(2,306)
	880,000	6,457,076

Income before income taxes	63,978	7,089,856

Provision for income taxes:
Current	11,325	-
Deferred	-	2,855,086

Net income	$52,653	$4,234,770

Earnings per share, basic and diluted:
Basic net income per share	$0.00	$0.04

Weighted average number of common shares	97,330,900	117,239,334

The accompanying notes are an integral part of these consolidated financial statements.

CONTINUITYX SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Additional
			Preferred	Treasury	Paid-in	Retained
	Shares	Amount	Stock	Stock	Capital	Earnings	Total
Balance – March 25, 2011	-	$-	$-	$-	$-	$-	$-

Issuance of common stock	97,330,900	97,331	-	-	(87,331)	-	10,000

Net income	-	-	-	-	-	52,653	52,653

Balance – June 30, 2011	97,330,900	97,331	-	-	(87,331)	52,653	62,653

Repurchase of common stock	(33,332,500)	-	-	(33,333)	-	-	(33,333)

Issuance of treasury stock	33,332,500		-	33,333	-	-	33,333

Issuance of common stock in lieu of compensation	1,980,000	1,980	-	-	245,520	-	247,500

Common shares issued to then existing shareholders in reorganization	19,999,400	19,999	-	-	(19,999)	-	-

Common stock dividend	14,669,600	14,670	-	-	572,114	(586,784)	-

Net income	-	-	-	-	-	4,234,770	4,234,770

Balance – June 30, 2012	133,979,900	$133,980	$-	$-	$710,304	$3,700,639	$4,544,923

The accompanying notes are an integral part of these consolidated financial statements.

CONTINUITYX SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Period March 25, 2011 (Inception) through June 30, 2011 and the Year Ended June 30, 2012
	2011	2012
Cash flows from operating activities:
Net income	$52,653	$4,234,770
Adjustments to reconcile net income to net cash provided by operations:
Deferred tax	-	2,855,086
Depreciation and amortization	-	406,227
Common stock issued for services	750	-
Changes in operating assets and liabilities:
Accounts receivable	(537,879)	(10,032,860)
Prepaid expenses and other current assets	(46,000)	(46,448)
Security deposits	-	(1,717,598)
Accounts payable and accrued expenses	517,760	2,135,394
Net cash used in operating activities	(12,716)	(2,165,429)

Cash flows used in investing activities:
Note receivable	-	(75,000)
Purchase of property and equipment	-	(686,046)
Net cash used in investing activities	-	(761,046)

Cash flows provided by financing activities:
Issuance of senior secured convertible debentures	-	1,985,000
Issuance of notes payable	211,000	55,000
Proceeds for sale of common stock	2,000	-
Net proceeds from factor	-	2,815,227
Debt payments – current and long term	(50,500)	(1,125,253)
Deferred finance costs	-	(255,000)
Net cash provided by financing activities	162,500	3,474,974

Net increase in cash and cash equivalents	149,784	548,499

Cash and cash equivalents, beginning of period	-	149,784

Cash and cash equivalents, end of year	$149,784	$698,283

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,240	$375,475
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock to reduce commissions payable	$7,250	$247,500
Issuance of note payable to reduce commissions payable	$77,000	$-
Issuance of notes payable due to transfer of security deposits	$240,000	$180,000
Issuance of notes payable to reduce accounts payable	$56,000	$-
Assets acquired through the assumption of debt	$-	$1,161,415
Assets acquired through capital lease	$-	$917,966
Accrued interest rolled into debt	$-	$40,640
Issuance of notes payable to reduce deferred compensation	$-	$50,000

The accompanying notes are an integral part of these consolidated financial statements.

CONTINUITYX SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – BUSINESS

ContinuityX Solutions, Inc., (the “Company”) formerly EDUtoons, Inc., incorporated under the laws of the State of Delaware on March 18, 2010, provides client solutions that ensure efficient business continuity and disaster relief through experienced planning, implementation and management with its main offices located in Metamora, Illinois. The Company provides virtual/Cloud hosting, managed equipment and storage, VoIP and voice connectivity and network and interconnection services through 30 co-location data service facilities throughout the country. In addition, the Company provides advanced broadband communication and high performance networks with strategic partners such as AT&T, XO Communications, Telx and others.

The Registrant changed its name to ContinuityX Solutions, Inc. pursuant to a Certificate of Amendment of the Certificate of Incorporation of EDUtoons, Inc., which was filed with the Secretary of State of the State of Delaware on December 28, 2011.

The Company entered into a Stock Purchase Agreement with EDUtoons, Inc. (“EDUtoons”), dated October 27, 2011, which closed on November 1, 2011.  Pursuant to the agreement, the Company acquired 3,250,000 shares of EDUtoons Common Stock.  On November 8, 2011, the Company and EDUtoons entered into an Acquisition Agreement whereby EDUtoons acquired 100% of the issued and outstanding common shares of the Company for 7,300,000 shares of EDUtoons Common Stock issuable to its shareholders.  EDUtoons filed a Certificate of Amendment to its Certificate of Incorporation on December 28, 2011, to change its name to ContinuityX Solutions, Inc., increase the number of authorized shares from 10,000,000 to 200,000,000 shares and implementing a forward stock split of 13.333 to 1. In addition, on January 27, 2012, the Company approved a stock dividend of 1.667 common shares per Common Stock share that was outstanding prior to the forward split.

The effect of the Acquisition Agreement is such that effectively a reorganization of the entities has occurred for accounting purposes and is deemed to be a reverse acquisition. Subsequent to the closing pursuant to the Acquisition Agreement, the Company and its shareholders have effective control of EDUtoons, even though EDUtoons has acquired the Company. For accounting purposes, the Company has been deemed to be the accounting acquirer in the transaction and, consequently, the transaction has been treated as a recapitalization of EDUtoons, i.e., a capital transaction involving the issuance of shares by EDUtoons for the shares of the Company. Accordingly, the combined assets, liabilities and results of operations of the Company became the historical financial statements of EDUtoons at the closing of the Acquisition Agreement, and EDUtoons’ assets, liabilities and results of operations have been consolidated with those of the Company commencing as of November 8, 2011, the date of the closing. No step-up in basis or intangible assets or goodwill was recorded in this transaction. As this transaction is being accounted for as a reverse acquisition, all direct costs of the transaction have been charged to additional paid-in capital. All professional fees associated with the transaction have been charged to additional paid-in-capital. The Company has determined to continue to utilize June 30 as the end of its fiscal year.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The consolidated financial statements have been prepared on the accrual basis of accounting. The significant accounting policies are described below.

Fiscal Year

The Company’s fiscal year ends on June 30.

Consolidation Policy

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, ContinuityX, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates

The preparation of consolidated financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of consolidated revenues and expenses during the reporting period also is required. Actual results could differ from those estimates.

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

The Company’s convertible note receivable ($75,000 at June 30, 2012) is classified as a Level 3 investment. The carrying value of the convertible note receivable approximates its fair value due to the short maturity of the instrument.

Cash and Cash Equivalents

The Company considers all highly-liquid financial instruments with a maturity of three months or less to be cash equivalents. The Company maintains cash and cash equivalents at financial institutions which periodically may exceed federally insured amounts.

Property and Equipment

Property and equipment are stated at cost and consists of $2,712,484 of data storage and related equipment and $52,943 of office equipment. It is the Company's policy to capitalize certain purchases with a useful life greater than one year and a value greater than $2,000.

Furniture and equipment	3 - 7 years
Computer equipment and software	2 - 5 years
Leasehold improvements	5 - 15 years

Depreciation is provided over the estimated useful life of each class of depreciable assets and is computed using the straight-line method. Equipment under capital lease obligations is amortized on the straight-line method over the shorter period of the lease term or the estimated useful life of the equipment. Such amortization is included in depreciation and amortization in the accompanying statements of income.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 60 - 90 days from the invoice date. Unpaid accounts receivable with invoice dates over 60 days old bear interest at 5% per month. Due to the uncertainty regarding collection, delinquency fees are recognized as income when received. Accounts receivable are stated at the amounts billed to the customer plus any accrued and unpaid interest.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Payments of accounts receivable are allocated to the specific invoices identified on the customers’ remittance advice or, if unspecified, are applied to the earliest unpaid invoices.

Trade accounts receivable are stated at the amount management expects to collect from outstanding balances. The carrying amounts of accounts receivable are reduced by an allowance for doubtful accounts that reflects management's best estimate of the amounts that will not be collected. Management individually reviews all accounts receivable balances that exceed 90 days from invoice date and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Management provides for probable uncollectible amounts through a charge to earnings and a credit to the allowance for doubtful accounts based on its assessment of the current status of individual accounts. Balances still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to trade accounts receivable. Changes in the allowance for doubtful accounts have not been material to the financial statements

No bad debt expense and no allowance for doubtful accounts have been recorded as of June 30, 2011 and 2012.

Factored Accounts Receivable

The Company accounted for the sale of accounts receivable under the Forest Capital Master Factoring Agreement as a secured borrowing with a pledge of the subject receivables as collateral, in accordance with FASB ASC 860, the authoritative guidance for accounting for transfers and servicing of financial assets. Factored accounts receivable on the accompanying balance sheets in the amount of $10,567,669 as of June 30, 2012 represents the gross accounts receivable that were designated as “sold” to Forest Capital, LLC (the “Factor”). There were no factored receivables as of June 30, 2011.

Security Deposits

The Company has assumed security deposits on systems and monthly recurring services from several customers. The deposits secure space on the customer’s network which is necessary for the Company’s operations and amount to $240,000 and $2,137,598 at June 30, 2011 and 2012, respectively.

Deferred Finance costs

Deferred finance costs are amortized to income on a straight line basis over the period of time associated with each liability from which the costs arise.

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

Depending on the nature of the customer contract, the timing of the Company’s revenue recognition occurs in two ways:

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

In these lump-sum compensation arrangements, the customer may not claw back – unreasonably withhold – or transfer these orders and must pay the Company per agreement within 60-90 days depending on the type and timing of the contract.

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

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising and Promotion Costs

The Company expenses advertising and promotion costs as they are incurred. Costs of $9,520 and $325,929 are included in the accompanying Statements of Income for the years ended June 30, 2011 and 2012, respectively.

Income Taxes

The Company files income tax returns in the U.S. Federal and Illinois jurisdictions.

Income taxes provide for the tax effects of transactions reported in the financial statements. The provision for income taxes consists of taxes currently due and, if material, deferred taxes resulting from differences in the accounting methods used for financial reporting purposes and those used for income tax reporting. There are deferred tax items for the period ended June 30, 2012 (none at June 30, 2011) based upon the Company’s intention to file its Federal tax return on the cash basis.

The Company follows the provisions of uncertain tax positions as addressed in FASB Accounting Standards Codification 740-10-65-1. The Company recognized no liability for unrecognized tax benefits. The Company has no tax position at June 30, 2012, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accruals for interest and penalties related to income taxes at June 30, 2011 and 2012.

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

Note 3 – INVESTMENT – CONVERTIBLE NOTE RECEIVABLE

On December 22, 2011, the Company received a convertible note from a private company for $75,000. The note matures on the earliest of (a) December 31, 2012 or (b) the date on which an Event of Default has occurred, at which time the private company shall pay ContinuityX Solutions, Inc., in cash, the amount of the then outstanding principal balance of the note plus all accrued and unpaid interest hereon. The note bears a simple interest rate of 4% per year; provided, however, that upon and during the continuance of an Event of Default, the interest rate shall be increased to 7% per annum.

Note 3 – INVESTMENT – CONVERTIBLE NOTE RECEIVABLE (continued)

The note holds a mandatory conversion upon the occurrence of qualified financing in the amount of $2,000,000 by November 30, 2012. The note and all unpaid interest will convert into a number of equity securities equal to the quotient of the aggregate amount of outstanding principal and accrued and unpaid interest on this note divided by the price per share paid in such financing.  The payer has the option to convert the note to Common Stock thirty days prior to the maturity date based upon a valuation of the payer of $7,000,000.

Note 4 - LEASES

Capital Lease

A capital lease included in Property and Equipment in the accompanying balance sheets has a cost of $917,966 at June 30, 2012 (none at June 30, 2011) and accumulated amortization of $229,491. Future payments associated with this lease are $362,549 (including $78,672 of interest) and $181,274 (including $10,505 of interest) for the years ending June 30, 2013 and 2014, respectively.

Operating Leases

Rent expense under operating leases, which are charged against income, were $5,184 and $37,336 for the years ended June 30, 2011 and 2012, respectively.

At June 30, 2012, future minimum rental payment commitments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are $23,400, $23,400, $23,400 and $23,400 for the years ending June 30, 2013, 2014, 2015 and 2016, respectively. No amounts are due subsequent to the year ending June 30, 2016.

Note 5 - SIGNIFICANT CUSTOMERS AND CREDIT RISK

Gross Service Revenues for the year ending June 30, 2012 were derived from three service providers, with 80% from one service provider, and accounts receivable and factored accounts receivable were derived from two service providers, with 66% from one service provider. The 80% service provider is AT&T and there are 14 shared customers with AT&T.

Note 6 – FINANCIAL ARRANGEMENTS

The Company’s debt consists of the following:

	June 30,
	2011	2012
Senior Secured Convertible Debentures	$-	$1,985,000
Capitalized lease obligation	-	454,646
Installment purchase of equipment	-	1,014,700
Factoring agreement	-	2,815,227
Notes payable to management employees	424,750	215,441
Other notes payable	108,750	130,000

Total debt	533,500	6,615,014

Less current portion	533,500	3,829,445

Long-term debt	$-	$2,785,569

Note 6 – FINANCIAL ARRANGEMENTS (continued)

In April 2011, the Company entered into a loan agreement with a shareholder for $141,000. Terms of the agreement provided for interest of 18% per year through the maturity date of September 30, 2011. The loan was secured by a first lien on a certain security deposit and all other assets of the Company. On October 1, 2011, the loan was replaced by another note in which all previously accrued and unpaid interest and penalties were included in the new note balance of $207,640. The new note provided for installment payments through November 30, 2011, was secured by the assets of the Company, subject to subordination by third party financiers and provided for interest of 18% per year. Subsequent to November 30, 2011, the lender agreed to extend the maturity date of the note. The principal balance outstanding associated with this note was $82,640 at June 30, 2012. Subsequent to June 30, 2012, the maturity date of the loan was extended to October 31, 2012.

In April 2011, the Company entered into a loan agreement with the Company’s now former Executive Vice President and Chief Financial Officer for $95,000. Terms of the agreement provide for interest of 12% per year through the maturity date of June 30, 2011. The loan was secured by the assets of the Company and was subject to subordination by third party financiers. An additional loan agreement with this individual was entered into in April 2011 for $38,750. Terms of the agreement provided for interest of 18% per year through the maturity date of September 30, 2011. This loan was secured by a first lien on a certain security deposit and all other assets of the Company. During the year ended June 30, 2012, the due dates of these notes were extended to December 31, 2012, unpaid interest was forgiven and the remaining amounts due are non-interest bearing. Interest forgiven for amounts previously recorded was not material to the consolidated financial statements of the Company. The principal balance outstanding was $9,301 at June 30, 2012. Subsequent to June 30, 2012, this loan was paid in full as discussed in Note 10.

In May 2011, the Company entered into a loan agreement with the Company’s President and Chief Executive Officer for $60,000. Terms of the agreement provided for interest of 6% per year through the maturity date of January 15, 2012. The loan was secured by the assets of the Company and was subject to subordination by third party financiers. Additional borrowings from this individual during the current year totaled $67,000 under similar terms noted above. During the year ended June 30, 2012, the due date of these notes was extended to December 31, 2012, unpaid interest was forgiven and the remaining amounts due are non-interest bearing. Interest forgiven for amounts previously recorded was not material to the consolidated financial statements of the Company. The principal balance outstanding was $123,500 at June 30, 2012.

The Company entered into a factoring agreement of receivables on September 9, 2011 for up to $500,000, increasing on November 17, 2011 to $1,000,000,  to  $1,250,000 on January 19, 2012,  to $2,000,000 on March 30, 2012, to $2,550,000 on April 17, 2012 and to $3,000,000 on April 24, 2012 to be payable immediately at 70%. Upon collections by the factor, the Company is remitted the balance, less applicable discount fees and 5% of the remaining uncollected assigned accounts to be used to establish and maintain a “contingency account”. Fees per the agreement start at 1.30% for collections within 30 days, increasing by 0.65% every 15 days. The factored receivables are secured by the assets of the Company and are with recourse if the assigned account becomes the subject of a dispute, there exists any breach of representation under the agreement or an assigned account is not paid within 90 days of its invoice. The Company had an outstanding principal balance of $2,815,227 at June 30, 2012.

In January 2012, the Company entered into an installment purchase agreement for $1,161,415 of support equipment for use in its operations. The agreement provides for monthly installment payments of $38,682 with an interest rate of approximately 13%. The agreement is secured by a purchase money security interest in the related equipment. Future payments associated with this agreement are $502,869 (including $117,968 of interest), $464,186 (including $57966 of interest) and $232,093 (including $8,514 of interest) for the years ending June 30, 2013, 2014 and 2015, respectively.

In June 2012, the Company issued a series of Senior Secured Convertible Debentures totaling $1,985,000. The Senior Secured Convertible Debentures bear an 8% interest rate to be paid semi-annually on December 15 and June 15 of each year commencing on December 15, 2012. Interest shall be payable at the holder’s option in cash or restricted shares of the Company’s Common Stock at the volume weighted average closing price for the ten previous trading days to the interest due date. The Senior Secured Convertible Debentures are secured by all of the assets and property of the Company subject to the prior claim of the factor and other existing secured interests incurred with respect to the purchase of equipment and are due on June 15, 2014. The holders of the Senior Secured Convertible Debentures may elect to convert all or part of the principal of the debentures into restricted shares of the Company’s Common Stock at the Conversion Price of $0.18 per share at any time or times before or on the maturity date. If the Company sells securities, convertible securities or debt with a price per share less than the Conversion Price noted above, the Conversion Price shall be reduced to equal the price per share of such offering. The right to the reduction in the Conversion Price shall terminate upon the Company raising $5,000,000 or more at a price per share of more than the Conversion Price.

Note 7 – EQUITY TRANSACTIONS

 A subsidiary of the Company entered into a Consulting Agreement, dated July 5, 2011, with a third party to provide consulting services during a 12 month term. The agreement provides that such party shall receive 34.25% of the issued and outstanding shares of the Company Common Stock based upon the Company’s then capitalization. To provide for the issuance of said shares, the subsidiary repurchased 34,250 shares from the existing shareholders for $0.10 per share and issued 34,250 pre-reorganization and pre-split shares to the consultant and/or its designees.

Note 7 – EQUITY TRANSACTIONS (continued)

On December 28, 2011, the Company authorized a 13.333-for-1 stock split (the "Stock Split”) of the Company's Common Stock.  All references to the number of shares of Common Stock and per share amounts have been retroactively restated in the accompanying financial statements to reflect the effect of the Stock Split.

On January 24, 2012, Mr. Godwin, the Company’s President and Chief Executive Officer, entered into an agreement with the Company to receive 1,800,000 shares of the Company’s Common Stock for the cancelation of $225,000 of unpaid compensation.

On January 24, 2012, Mr. Roth, the Company’s then Executive Vice President and Chief Financial Officer, entered into an agreement with the Company to receive 180,000 shares of the Company’s Common Stock for the cancelation of $22,500 of unpaid compensation.

On January 27, 2012 our Board of Directors agreed to issue a stock dividend of 1.667 shares of Common Stock for every one (1) share of Common Stock which was issued and outstanding immediately prior to the Stock Split.

Note 8 – RETIREMENT PLAN

The Company’s employees are eligible to become participants in the Company’s sponsored 401(k) plan, effective June 2012. Under provisions of the plan, voluntary deposits by employees (up to 4% of their salaries) are matched by the Company on the basis of $1.00 for every $1.00 deposited. Participants in the plan vest 100% immediately in all voluntary deposits and the Company’s matching contribution. The Company’s total contribution under this phase of the plan amounted to $2,166 for the year ended June 30, 2012.

The Company may also make a profit-sharing contribution at its discretion for employees who worked at least 1000 hours and are employed on the last day of the plan year. Vesting by employees in the Company’s profit-sharing contribution accrues at the rate of 20% per year beginning in year 2 with 100% vesting at year 6. No contribution under this phase of the plan was made for the year ended June 30, 2012.

The plan’s trustee is directed by each employee on how to invest all employee and employer contributions. The investment alternatives include a variety of investment funds.

Note 9 – INCOME TAXES

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and like amounts for income tax reporting. The deferred tax liability reflected in the accompanying balance sheet at June 30, 2012 is associated with the Company using accrual based accounting (in accordance with Generally Accepted Accounting Principles) for financial reporting purposes versus cash basis accounting for income tax reporting purposes.

A summary of the components of the provision for income taxes for the years ended June 30, 2011 and 2012 is as follows:

	2011	2012
Current tax expense - Federal	$10,500	$-
Current tax expense - state	825	-
Deferred tax expense - Federal	-	2,181,550
Deferred tax expense - state	-	673,536
Provision for income taxes	$11,325	$2,855,086

A reconciliation of the statutory Federal income tax rate and the effective income tax rate is as follows:

	Year Ended June 30,
	2011		2012
U.S. Federal statutory rate	$22,392	35.0%	$2,481,450	35.0%
State income tax, net of Federal tax benefit	536	0.8	437,798	6.2
Tax table rate differential	(11,398)	(17.8)	(64,162)	(0.9)
Other, net	(205)	(0.3)	-	-

Effective income tax rate	$11,325	17.7%	$2,855,086	40.3%

Note 9 – INCOME TAXES (continued)

The temporary differences between the consolidated financial statements and tax return related primarily to differences in cash to accrual accounting and differences in depreciation methods.

The tax effects of these temporary differences have been recognized as a deferred tax liability at June 30, 2012 as follows:

Deferred tax asset:
Net operating loss	$830,180
Total deferred tax asset	830,180

Deferred tax liabilities:
Cash basis adjustments	3,340,161
Property and equipment - principally due to differences in depreciation methods	356,430
Total deferred tax liabilities	3,696,591
Net deferred tax liability	$2,866,411

As of June 30, 2012, the Company has a net operating loss carry forward of approximately $2,060,000 for Federal tax purposes. The net operating loss expires through 2032.

Note 10 – SUBSEQUENT EVENTS

On July 25, 2012, the Company issued a $1,125,000 Promissory Note. This note bears an 8% interest rate to be paid on or prior to the note’s maturity date (December 19, 2012) and is secured by all of the assets and property of the Company. In connection with this note, the Company issued to the holder of this note a warrant to purchase 3,125,000 shares of the Company’s Common Stock at an exercise price of $0.18 per share. The warrant expires on January 25, 2017. In August, 2012, an additional $700,000 of Promissory Notes were sold to three investors which were issued with warrants for the purchase of an aggregate of 1,944,445 shares of the Company’s Common Stock. These notes bear a 6% interest rate to be paid on or prior to the note’s maturity date (February, 2013).

The warrants are exercisable for five years from the date of issuance with an exercise price of $0.18 per share. The warrants have both cash and cashless exercise options. The exercise price of the warrants shall be reduced if the Company issues Common Stock or any Common Stock equivalent at an effective price of less than the warrants’ exercise price. The number of shares to be issued shall be adjusted if the Company issues rights, options or warrants to all holders of the Common Stock. The investors who were issued warrants received registration rights as follows: (i) the right to demand registration once commencing one year after the issuance of the warrant and (ii) unlimited piggy back registration rights.

On August 1, 2012, the Company entered into a two year consulting agreement with Millennium Capital Corporation which will provide various services for the Company including securing qualified management executives and potential Board of Director candidates, assisting the Company in the search for potential acquisitions, securing major clients and introducing the Company to investment banking contacts and investment relations advisors. Under the terms of the agreement, the Company will pay $25,000 per month for the term of the agreement in addition to the issuance of cashless warrants for 3,000,000 shares of the Company’s Common Stock exercisable for a period of five years commencing on August 1, 2012 at an exercise price of $0.20.

On August 16, 2012, the Company entered into a three year consulting agreement with BAW Holding Corp. and Brian A. Wasserman. Under the terms of the agreement, Mr. Wasserman will function as the Chief Financial Officer of the Company and provide financial consulting services for the Company (debt/equity financing, financial projections/budgets, review of financial statements and filings with the Securities and Exchange Commission, etc.). In addition to a monthly fee of $10,500, the Company agreed to issue an option to purchase 2,720,000 shares of the Company’s Common Stock at $0.183 per share. Effective upon entering into such agreement, one-sixth of the option shares were vested with the remaining shares vesting equally on December 31, 2012, June 30, 2013, December 31, 2013, June 30, 2014 and December 31, 2014. The option expires 5 years from each respective vesting date.

On August 24, 2012, the Company issued a series of Promissory Notes totaling $700,000. These notes bear a 6% interest rate to be paid on or prior to the notes’ maturity date (February 24, 2013) and are secured by all of the assets and property of the Company subject to the prior claim of the factor and other existing secured interests incurred with respect to the purchase of equipment.

On September 12, 2012, the Company entered into a Severance Agreement and Mutual Release agreement with Anthony Roth, the Company’s Executive Vice President and Chief Financial Officer. Under the terms of the agreement, Mr. Roth’s employment would terminate immediately. In return, Mr. Roth will receive his full base salary due him under his employment agreement (a total of $149, 333 through March 31, 2013) and a monthly auto and remote office allowance (a total of $11,900 through March 31, 2013). In addition, he will receive a bonus of $34,133 and accrued deferred compensation due him in the amount of $345,132 over an 18 month period beginning April 15, 2013. The Company also agreed to pay his outstanding loan to the Company ($9,301) and legal fees associated with the agreement ($2,500). Pursuant to the agreement, Mr. Roth also entered into a Stock Purchase Agreement pursuant to which Mr Roth sold 2,614,300 shares and agreed to sell an additional 4,385,700 shares in the future.

In September 2012, the Company issued a series of Senior Secured Convertible Debentures totaling $2,975,000. The Senior Secured Convertible Debentures are secured by all of the assets and property of the Company and are due on June 15, 2014 and are junior only to the interest of the Factor and other existing secured interests incurred with respect to the purchase of equipment.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures.

Management, with the participation of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms and (ii) is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the conclusion that our disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report, the Principal Executive Officer and the Principal Financial Officer believe that the consolidated financial statements and other information contained in this Annual Report present fairly, in all material respects, our business, financial condition and results of operations.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with Generally Accepted Accounting Principles (“GAAP”).

As of June 30, 2012, we carried out an assessment of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of June 30, 2012.

As of June 30, 2012, we had identified certain matters that constituted material weaknesses in our internal controls over financial reporting, specific material weaknesses include the fact that we (i) have experienced difficulty in generating data in a form and format that facilitates the timely analysis of information needed to produce accurate financial reports, (ii) have experienced difficulty in applying complex accounting and financial reporting and disclosure rules required under GAAP and the SEC reporting regulations, (iii) have limited segregation of duties and (iv) do not have proper internal control’s in place in regard’s to proper documentation.  During the year ended June 30, 2012, we have taken certain steps in an effort to correct these material weaknesses, including hiring of a Chief Financial Officer who has significant experience with publicly held companies.  Although this is an important step towards improving the application of complex accounting principles, the preparation of financial reports and the segregation of duties, additional time is still required to fully implement additional internal controls procedures and test their operating effectiveness before we can definitively conclude that we have remediated our deficiencies.  Because these remediation steps have not yet been completed, we have performed additional analyses and other procedures to ensure that our consolidated financial statements contained in this Annual Report were prepared in accordance with GAAP and applicable SEC regulations.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the exemption provided to issuers that are neither “large accelerated filers” nor “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

(c) Changes in Internal Control over Financial Reporting

Notwithstanding our remedial actions and integration of our financial reporting systems, there was no change in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Mr. David Godwin who is also our President, Chief Executive Officer (“CEO”) and Principal Financial Officer is presently our sole director.  Mr. Anthony Roth, who was a director of the Company as well as our Executive Vice President, Chief Financial Officer and Corporate Secretary, resigned on September 12, 2012.

Our present executive officers and director, their ages and present positions are as follows:

Name	Age	Position	First Year Elected/Appointed
David Godwin	50	President, CEO, Principal Financial Officer	2011
Brian Wasserman	47	Chief Financial Officer	2012

Our director shall hold office until such time as his successors, if any, have been duly elected and qualified. Our director has currently been appointed to indefinite initial terms and we do not currently intend to elect additional directors or replace any of our current officers and director.

All of our executive officers shall hold office until the next annual meeting of the Board of Directors and until their successors, if any, have been duly appointed and qualified.

Mr. David Godwin

Mr. David Godwin (“Godwin”) has been the President of the Company since its inception in 2011.  As a technical sales consultant for the Midwest Region of AT&T from 2008 to 2010, Godwin served over 8,000 customers in the National Business Market Group.  Through his technical expertise and extensive industry knowledge he was ranked number one in his position, by AT&T, throughout the US in both sales and customer satisfaction.  His past industry positions with ISI (2006-2008) and AT&T (2008-2010) have provided him the necessary business experience in the continuity, Cloud computing and disaster recovery industry.

Godwin obtained his undergraduate degree from the University of Maryland in 1986 while serving in the United States Army from which he received an Honorable Discharge.

Mr. Brian Wasserman

Mr. Brian Wasserman, CPA, (“Wasserman”) was appointed Chief Financial Officer (“CFO”) of the Company on August 16, 2012.  Although Wasserman will not devote all his professional time to serving as the CFO of the Company, he will devote as much time as is necessary to fully and professionally perform his duties as our CFO.  He has served as a director of SG Blocks, Inc. (“SGB”) since May 23, 2012 as well serving as SGB’s Chief Financial Officer since June 2011.  Wasserman has been a Partner and a Director of Forensic Services at Janover, LLC, a public accounting firm since January 2010 and the Chief Executive Officer of BAW, a financial consulting business, since September 2005.  Wasserman was a founder, the Chief Financial Officer and Treasurer of Newtek Business Services, Inc. (“Newtek” — NASDAQ Symbol “NEWT”) from September 1997 through July 2005. Newtek is a direct distributor of a wide range of business services and financial products to the small- and medium-sized business market under the Newtek brand. Newtek serves as a “one-stop-shop” provider of business services to the small- and medium-sized business market. From 1992 thru 1997, Wasserman was the Chief Financial Officer for a Wall Street investment banking firm, the General Partner of various investment limited partnerships and the Treasurer of Engex, Inc., a publicly traded closed end mutual fund.  Wasserman is a licensed New York State Certified Public Accountant and holds a BS in Accounting from Lehigh University. From 1987 thru 1992, Wasserman worked for Coopers & Lybrand (now PricewatershouseCoopers) and achieved the position of Manager.

Our directors do not have any family relationships with each other.  However, Mr. Godwin’s wife, Kathy Godwin, has been, and will continue to be, employed by the Company as Vice President Operations, Channel Management, overseeing vendor and customer operations, which Continuity does not deem to be an Executive Office.

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth all compensation awarded to, paid to or earned by the following executive officers, for the Company, for the fiscal year ended June 30, 2012 and the period ending June 30, 2011: (i) individuals who served as, or acted in the capacity of, the principal executive officers of the Company; (ii) the  two most highly compensated executive officers of the Company, other than the principal executive officer; and (iii) up to two additional individuals, other than former principal executive officers, for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer of the Company at the end of the fiscal year ended June 30, 2012.  No disclosure is made for any executive officer, other than the Principal Executive Officer, whose total compensation did not exceed $100,000.

Name and Principal Position	Year/Period	Salary ($)		Bonus ($)	All Other Compensation ($)		Total ($)

David Godwin	2012	250,000		109,600	958,865	(a)(b)(f)	1,318,465
Chief Executive Officer and President	2011	56,250	(d)	-	268,151	(a)(g)	324,401-

Anthony Roth	2012	232,542		71,680	448,239	(a)(c)	752,461
Former Chief Financial Officer and Executive Vice President	2011	48,000	(e)	-	27,637		75,637

(a)	These amounts represent commissions earned, reimbursement of taxes, and automobile and office expense allowances.
(b)	During 2012, $225,000 of deferred compensation was converted into 1,800,000 shares of the Company’s Common Stock
(c)	During 2012, $22,500 of deferred compensation was converted into 180,000 shares of the Company’s Common Stock.
(d)	During 2011, $4,250 of deferred compensation was converted into 42,500 shares of the Company’s Common Stock.
(e)	During 2011, $3,000 of deferred compensation was converted into 30,000 shares of the Company’s Common Stock.
(f)	During 2012, $50,000 of deferred compensation was converted into notes payable.
(g)	During 2011, $77,000 of deferred compensation was converted into notes payable.

Employment Contracts and Termination of Employment

We are a party to an employment agreement with David Godwin, our Chief Executive Officer. We had an employment agreement with Anthony Roth, until September 12, 2012, when we entered into a Severance Agreement and Mutual Release agreement with him, as described below. Both agreements were for a term beginning April 1, 2011 through March 31, 2013. Mr. Godwin’s base salary is $210,000 per year and Mr. Roth’s base salary was $192,000. Both agreements call for an automatic 10% increase in base salary upon the Company reaching $200,000 pre-tax operating profit in trailing three or six months periods. Both agreements also call for an annual bonus, ranging from 20% to 40% of base salary based on the Company’s profitability, the executive’s performance and discretionary factors.

On September 12, 2012, the Company entered into a Severance Agreement and Mutual Release agreement with Anthony Roth, the Company’s Executive Vice President and Chief Financial Officer. Under the terms of the agreement, Mr. Roth’s employment would terminate immediately. In return, Mr. Roth will receive his full base salary due him under his employment agreement (a total of $149, 333 through March 31, 2013) and a monthly auto and remote office allowance (a total of $11,900 through March 31, 2013). In addition, he will receive a bonus of $34,133 and accrued deferred compensation due him in the amount of $345,132 over an 18 month period beginning April 15, 2013. The Company also agreed to pay his outstanding loan to the Company ($9,301) and legal fees associated with the agreement ($2,500). Pursuant to the agreement, Mr. Roth also entered into a Stock Purchase Agreement pursuant to which Mr Roth shall sell 2,614,300 shares and agrees to sell an additional 4,385,700 shares in the future.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of September 27, 2012, certain information regarding beneficial ownership of our Common Stock by (a) each person or entity who is known by us to own beneficially more than 5% of our Common Stock, (b) each of our directors, (c) each of our named executive officers and (d) all executive officers and directors as a group.  Unless otherwise indicated, each of the shareholders shown in the table below has sole voting and investment power with respect to the shares beneficially owned. As used in this table, a beneficial owner of a security includes any person who, directly or indirectly, through contract, arrangement, understanding, relationship or otherwise has or shares (i) the power to vote, or direct the voting of, such security or (ii) investment power which includes the power to dispose, or to direct the disposition of, such security.  In addition, a person is deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within 60 days of September 27, 2012.

Name of Beneficial Owner	Common Stock Beneficially Owned		Percentage of Common Stock (1)
David Godwin 1004 Thornberry Lane Metamora, IL 61548		28,400,000	21.2%

Anthony Roth 14330 Avalon Drive Northborough, MA 01532		17,665,700	13.2%

Gary Elliston 901 Main Street, Suite 3500 Dallas, TX 75202		19,800,000	14.8%

Brian Wasserman 100 Quentin Roosevelt Blvd., Suite 516 Garden City, NY 11530	(1)	462,000	0.3%

All directors and executive officers as a group (two persons)		28,862,000	21.5%

Please Note: Shares shown reflect Forward Stock Split on December 28, 2011 and Stock Dividend on January 27, 2012.

(1)	Mr. Wasserman has the option to purchase these shares but has not exercised that option as of September 27, 2012.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Using the definition of director independence set forth in NASDAQ Marketplace Rule 4200(a)(15), David Godwin is not considered to be an independent director.

John Fox, the principal of Forest Capital, which has entered into an agreement with the Company to purchase certain accounts receivable from the Company, owns 20,000 shares of the Company.  These shares represent approximately 0.00015% ownership of the Company.

The promoter of EDUtoons was Eileen Russell, its initial President, CEO, Director and largest shareholder who no longer has any interest in, or relationship with, the Company because she has resigned from the Board of Directors and sold all her shares of the Company as of November 1, 2011.  There is no outstanding agreement between the Company and Eileen Russell.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed for professional services rendered for the Company by EFP Rotenberg, LLP through September 21, 2012 for the year ended June 30, 2012 and the period ended June 30, 2011 were:

Audit Fees.   The aggregate fees billed by EFP Rotenberg, LLP for the year ended June 30, 2012 and the period ended June 30, 2011 were $47,065 and $13,930, which included the audits of the Company’s annual financial statements, cost of the reviews of the Company’s quarterly financial statements and other periodic reports for each respective period.

Audit-Related Fees.   The aggregate fees billed by EFP Rotenberg, LLP for the year ended June 30, 2012 was $23,325, which  represent consulting costs as well as Form 8-K filings and review.

Tax Fees.  The aggregate fees billed by EFP Rotenberg, LLP for the year ended June 30, 2012 was $1,200, which represent tax consulting costs.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

Exhibits
Exhibit 2	Acquisition Agreement, dated November 8, 2011, between the Stockholders of ContinuityX, Inc. and EDUtoons*
Exhibit 3.1	Articles of Incorporation**
Exhibit 3.2	Bylaws**
Exhibit 10.1	Loan Agreements (2), between ContinuityX, Inc. and Anthony Roth*
Exhibit 10.2	Loan Agreements (2), between ContinuityX, Inc. and David Godwin*
Exhibit 10.3	Loan Agreements (5), between ContinuityX, Inc. and Gary Elliston*
Exhibit 10.4	Consulting Agreement, dated July 5, 2011, between ContinuityX, Inc. and Highland Global Partners, Inc.*
Exhibit 10.5	Master Factoring Agreement, dated September 6, 2011, between ContinuityX, Inc. and Forest Capital, LLC.*
Exhibit 10.6	Deposit Account Control Agreement dated September 6, 2011 by and among ContinuityX, Forest Capital LLC, and JP Morgan Chase.*
Exhibit 10.7	Employment Agreement effective April 1, 2011 by and between David Godwin and ContinuityX, Inc.*
Exhibit 10.8	Employment Agreement effective April 1, 2011 by and between Anthony Roth and ContinuityX, Inc.*
Exhibit 14	Code of Ethics*
Exhibit 31.1	Certification Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)) (17 CFR 240.13a-14(a)) or Rule 15d-1(a) (17 CFR 240.15d-14(a))
Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Previously filed as exhibits to the Form 8-K/A filed by the Company on November 23, 2011
**  Previously filed as exhibits to the Registration Statement on Form S-1 filed by the Company on August 6, 2010

1.	Financial Statements

For a list of the financial statements of the Company included in this Annual Report on Form 10-K, please see Index to Consolidated Financial Statements appearing at the beginning of Item 8, “Financial Statements and Supplementary Data.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTINUITYX SOLUTIONS, INC.

Date: September 28, 2012	By:	/s/ David Godwin
David Godwin Director, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 28, 2012	By:	/s/ David Godwin
David Godwin Director, Chief Executive Officer and President (Principal Executive Officer)

Date: September 28, 2012	By:	/s/ David Godwin
David Godwin Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)