Form 10-Q/A
period 2012-03-31
ContinuityX Solutions, Inc.
filed 2012-10-26
CIK 1497814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
(Amendment No. 2)

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

Tel: 309-367-2800
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
Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

As of May 11, 2012 there were issued and outstanding 136,480,000 shares of Common Stock, $.001 par value.

EXPLANATORY NOTE - AMENDMENT

The sole purpose of this Amendment No. 2 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 of ContinuityX Solutions, Inc. (the “Company”) filed with the Securities and Exchange Commission on May 15, 2012 (the “Form 10-Q”) and as amended on May 25, 2012 is to correct the accounting treatment previously accorded certain transactions and to restate our consolidated balance sheet at March 31, 2012, our consolidated statements of operations for the three and nine months ended March 31, 2012, our consolidated statement of changes in shareholders’ equity for the nine months ending March 31, 2012 and our consolidated statement of cash flows for the nine months ending March 31, 2012.

Additional information on the effect of the corrections in our financial statements are contained in Note 2 – Restatement, appearing elsewhere in the report.

The items in this Form 10-Q/A (Amendment No. 2) which are amended and restated as result of the forgoing are:

-	Part I. Financial Information

o
Item 1. Financial Statements, including consolidated balance sheets, consolidated statements of operations, consolidated statement of changes in shareholders’ equity, consolidated statement of cash flows and notes to consolidated financial statements.

o	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CONTINUITYX SOLUTIONS, INC.
FORM 10-Q

INDEX

		Page
		Number

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements for the three month and nine month periods ending March 31, 2012

	Consolidated Balance Sheets at March 31, 2012 and June 30, 2011	2

	Consolidated Statements of Operations for the three and nine month periods ending March 31, 2012	3

	Consolidated Statement of Changes in Shareholders’ Equity for the nine months ending March 31, 2012	4

	Consolidated Statement of Cash Flows for the nine months ending March 31, 2012	5-6

	Notes to Unaudited Consolidated Financial Statements	7-16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosure	22

Item 5.	Other Information	22

Item 6.	Exhibits	23

SIGNATURES		24

CONTINUITYX SOLUTIONS, INC
CONSOLIDATED BALANCE SHEET
March 31, 2012 (Unaudited) and June 30, 2011

	Restated March 31, 2012
	(Unaudited)	June 30, 2011
ASSETS
CURRENT ASSETS
Cash	$635,975	$149,784
Accounts receivable	31,220	537,879
Factored accounts receivable	4,933,195	-
Deposits	-	46,000
Investment - convertible note receivable	75,000	-
Prepaid expenses	28,134	-
Total Current Assets	5,703,524	733,663
OTHER ASSETS
Security deposits	1,438,023	240,000

FIXED ASSETS
Property and equipment	2,067,885	-
Accumulated depreciation	(177,376)	-
Net Fixed Assets	1,890,509
TOTAL ASSETS	$9,032,056	$973,663

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$247,531	$49,410
Commission payable	560,394	91,439
Accrued payroll	383,751	208,146
Accrued interest - related party	22,226	17,190
Due to factor	1,639,666	-
Current portion of long-term debt	672,325	-
Sales tax payable	2,110	-
Short-term notes payable	-	108,750
Short-term notes payable - related party	259,705	424,750
Income taxes payable	707,078	11,325
Total Current Liabilities	4,494,786	911,010

OTHER LIABILITIES
Long-term debt, less current portion shown above	1,030,346	-
Deferred tax liability	878,512	-
Total Other Liabilities	1,908,858	-

TOTAL LIABILITIES	$6,403,644	$911,010

SHAREHOLDERS' EQUITY

Preferred stock - $.001 par value, 25,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock - $.001 par value, 200,000,000 shares authorized, 136,479,900 and 97,330,900 shares issued and outstanding at March 31, 2012 and June 30, 2011, respectively	136,480	97,331
Additional paid-in capital	810,304	(87,331)
Retained Earnings	1,681,628	52,653
Total Shareholders' Equity	2,628,412	62,653

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$9,032,056	$973,663

CONTINUITYX SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months and nine months ending March 31, 2012 (Unaudited)

			For The Period
	Restated	Restated	From Inception
	Three months	Nine months	(March 25, 2011)
	March 31(Unaudited)	March 31(Unaudited)	Through March 31, 2011
GROSS SERVICES	$6,519,504	$10,973,861	-
RESELLER COMMISSIONS	225,736	936,110	-

NET SERVICES	6,293,768	10,037,751	-

COST OF SERVICES	1,150,897	1,941,928	-
GROSS PROFIT	5,142,871	8,095,823	-

OPERATING EXPENSES
Salaries	531,148	1,098,048	-
Commissions	432,054	1,032,490	-
Payroll taxes	147,136	239,084	-
Rent	8,370	22,184	-
Advertising and promotion	14,921	80,625	-
Bank charges and factor fees	71,254	127,395	-
Computer and internet	60,014	122,158	-
Depreciation	112,355	112,853	-
Insurance	45,984	102,917	-
Office expense	28,345	96,168	-
Outside services	395,328	510,052	-
Professional fees	69,208	252,064	-
Travel and entertainment	96,329	247,574	-
Utilities	19,593	33,997	-
Other	15,525	54,342	-
TOTAL OPERATING EXPENSES	2,047,564	4,131,951	-

INCOME FROM OPERATIONS	3,095,307	3,963,872	-

OTHER INCOME (EXPENSES)
Interest income	566	725	-
Interest expense	(89,046)	(174,573)	-
TOTAL OTHER INCOME (EXPENSES)	(88,480)	(173,848)	-

INCOME BEFORE INCOME TAXES	3,006,827	3,790,024	-

PROVISION FOR INCOME TAXES
State	76,063	152,162	-
Federal	277,349	543,591	-
Deferred tax	878,512	878,512	-
TOTAL PROVISION FOR INCOME TAXES	1,231,924	1,574,265	-

Net Income	$1,774,903	$2,215,759

Earnings per share, basic and diluted	$0.01	$0.02	-
Weighted average shares	129,957,213	111,981,693	-

CONTINUITYX SOLUTIONS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the nine months ending March 31, 2012 (unaudited)

						Total
		Capital	Treasury		Retained	Shareholders'
	Shares	Stock	Stock	APIC	Earnings	Equity

Balance at June 30, 2011	97,330,900	$97,331	$-	$(87,331)	$52,653	$62,653

Repurchase of stock	(33,332,500)		(33,333)	-	-	(33,333)

Issuance of treasury stock	33,332,500	-	33,333	-	-	33,333

Issuance of stock for accrued compensation	1,980,000	1,980	-	245,520	-	247,500

Issuance of stock for services	2,500,000	2,500	-	100,000	-	102,500

Shares issued then existing shareholders in reorganization	19,999,400	19,999	-	(19,999)	-	-

Stock dividend	14,669,600	14,670	-	572,114	(586,784)	-

Net Income	-	-	-	-	2,215,759	2,215,759

Balance at March 31, 2012 (unaudited) Restated	136,479,900	$136,480	$-	$810,304	$1,681,628	$2,628,412

Note: The shareholders' equity has been recapitalized to give effect to the shares exchanged by the existing shareholders pursuant to the acquisition agreement dated November 8, 2011. The shareholders equity section has further been retroactively restated to reflect a 13.333:1 forward stock split on December 28, 2011 and a stock dividend on January 27, 2012 of 1.667 shares for every one share issued and outstanding immediately prior to the forward stock split on December 28, 2011. These transactions are more fully described in Note 11 to these financial statements.

CONTINUITYX SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ending March 31, 2012 (Unaudited)

		For The Period
	Restated	from Inception
	Nine Months	(March 25, 2011)
	March 31 Unaudited	To March 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,215,759	$-
Adjustments to reconcile net income to net
cash used by operating activities:
Stock issued for services	102,500	-
Deferred tax	878,512	-
Depreciation	177,376	-
Changes in assets and liabilities
Accounts receivable	506,659	-
Factored accounts receivable	(4,933,195)	-
Deposits	46,000	-
Prepaid expenses	(28,134)	-
Security deposits	(1,198,023)	-
Accounts payable	199,621	-
Commission payable	468,955	-
Accrued payroll	473,105	-
Sales tax payable	2,110	-
Accrued interest - related party	45,676	-
Income taxes payable	695,753	-

NET CASH USED BY OPERATING ACTIVITIES	(347,326)	-

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in investment - convertible note receivable	(75,000)	-
Purchase of property and equipment	(49,943)	-
NET CASH USED BY INVESTING ACTIVITIES	(124,943)	-
		-
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from factor	1,639,666	-
Debt payments – current and long term	(424,021)	-
Payments on related party notes payable	(312,185)	-
Proceeds from related party notes payable	55,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	958,460	-

NET INCREASE IN CASH	486,191	-
CASH - Beginning	149,784	-
Ending	$635,975	$-

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period:
Interest	$152,347	$-
Taxes	-0-	-

CONTINUITYX SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ending March 31, 2012 (Unaudited)

(CONTINUED)

	Restated	For The Period
	Nine Months	from Inception
	March 31	(March 25, 2011)
	Unaudited	To March 31, 2011
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES

Issuance of shares to reduce accrued payroll	$247,500	-
Issuance of note payable to reduce accrued payroll	50,000	-
Issuance of note payable to reduce accrued interest – related party	40,640	-
Assets acquired under capital lease	856,527	-
Assets acquired through the assumption of debt	1,161,415	-

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

 Note 2 – RESTATMENT

For the quarter ended March 31, 2012, the Company has restated its Consolidated Balance Sheet, Consolidated Statements of Operations, Consolidated Statement of Shareholders’ Equity and Consolidated Statement of Cash Flows to correct provisions for certain accounting matters as follows:

-	Assets acquired through assumption of debt.

 Note 2 – RESTATMENT (continued)

A summary of the restatement at March 31, 2012 is as follows:

	As Previously
Balance Sheet Data	Recorded	Adjustment	As Restated

Property and equipment	$906,470	$1,161,415	$2,067,885
Accumulated depreciation	$(112,853)	$(64,523)	$(177,376)
Net fixed assets	$793,617	$1,096,892	$1,890,509
Total assets	$7,935,164	$1,096,892	$9,032,056
Current portion of long-term debt	$325,035	$347,290	$672,325
Total current liabilities	$4,136,496	$358,290	$4,494,786
Long-term debt, less current portion shown above	$308,340	$722,006	$1,030,346
Total other liabilities	$1,186,852	$722,006	$1,908,858
Total liabilities	$5,323,348	$1,080,296	$6,403,644
Retained earnings	$1,665,032	$16,596	$1,681,628
Total shareholders' equity	$2,611,816	$16,596	$2,628,412
Total liabilities and shareholders' equity	$7,935,164	$1,096,892	$9,032,056

Statement of Operations Data Three Months Ended March 31, 2012

Gross services	$6,479,243	$40,261	$6,519,504
Net services	$6,253,507	$40,261	$6,293,768
Cost of services	$1,162,160	$(11,263)	$1,150,897
Gross profit	$5,091,347	$51,524	$5,142,871
Income from operations	$3,043,783	$51,524	$3,095,307
Interest expense	$(65,118)	$(23,928)	$(89,046)
Total other income (expenses)	$(64,552)	$(23,928)	$(88,480)
Income before income taxes	$2,979,231	$27,596	$3,006,827
Provision for income taxes: state	$75,063	$1,000	$76,063
Provision for income taxes: federal	$267,349	$10,000	$277,349
Total provision for income taxes	$1,220,924	$11,000	$1,231,924
Net income	$1,758,307	$16,596	$1,774,903

Statement of Operations Data Nine Months Ended March 31, 2012

Gross services	$10,933,600	$40,261	$10,973,861
Net services	$9,997,490	$40,261	$10,037,751
Cost of services	$1,953,191	$(11,263)	$1,941,928
Gross profit	$8,044,299	$51,524	$8,095,823
Income from operations	$3,912,348	$51,524	$3,963,872
Interest expense	$(150,645)	$(23,928)	$(174,573)
Total other income (expenses)	$(149,920)	$(23,928)	$(173,848)
Income before income taxes	$3,762,428	$27,596	$3,790,024
Provision for income taxes: state	$151,162	$1,000	$152,162
Provision for income taxes: federal	$533,591	$10,000	$543,591
Total provision for income taxes	$1,563,265	$11,000	$1,574,265
Net income	$2,199,163	$16,596	$2,215,759

Statement of Cash Flows Data Nine Months Ended March 31, 2012

Net income	$2,199,163	$16,596	$2,215,759
Depreciation	$112,853	$64,523	$177,376
Income taxes payable	$684,753	$11,000	$695,753
Net cash used by operating activities	$(439,445)	$92,119	$(347,326)
Debt payments- current and long-term	$(108,750)	$(315,271)	$(424,021)
Net cash provided by financing activities	$1,050,579	$(92,119)	$958,460
Cash paid during the period: Interest	$128,419	$23,928	$152,347
Assets acquired through the assumption of debt	$-	$1,161,415	$1,161,415

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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
.

Note 4 – INVESTMENT – CONVERTIBLE NOTE RECEIVABLE

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

Note 5 - OPERATING LEASES

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

Note 6 - CAPITAL LEASE

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

2012	$399,965
2013	391,668
2014	227,887
Total Minimum Lease Payments	1,019,520
Less Amount Representing Interest	(162,993)
Present Value of Minimum Lease Payments	$856,527

The assets held under the capital lease have been placed in service over the course of the three months ended March 31, 2012 and depreciation has now been recorded on those assets for the three months ended March 31, 2012, and regularly scheduled lease payments have commenced.

Note 7 - SIGNIFICANT CUSTOMERS AND CREDIT RISK

Income for the period was derived from three service providers, with 89% from one service provider, and accounts receivable and factored accounts receivable were derived from two service providers. The 89% service provider is AT&T and there are 11 shared customers with AT&T including MultiPoint, Telworx, AARMG, X Connect and Greenwave.

Note 8 - FACTORING AGREEMENT

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

Note 9 – SHORT-TERM NOTES PAYABLE

On November 30, 2011, the Company entered into a $116,250 non-interest bearing note payable. The note was secured by a security deposit and could be repaid at any time. The Company paid the note in full as of December 31, 2011.

Related party notes payable

From May through July of 2011, a total of $127,000 of deferred compensation owed to the CEO, Mr. Godwin, was converted to three Notes payable. The notes were combined into one Note in July 2011 which is secured by the assets and receivables held by the Company that may be subject to subordination by third-party financiers. The Company received loans of an additional $109,026 from Mr. Godwin, also from his deferred compensation, through March 31, 2012 and the total amount due at that date was $236,026. In addition, all previously outstanding interest due has been forgiven and all such debt going forward is non-interest bearing. Interest forgiven for amounts previously recorded is not material to these consolidated financial statements. Please see Note 12.

There is an outstanding note due to Mr. Roth, the former Executive Vice President of the Company for the amount of $48,565. The note is secured by the assets and receivables held by the Company that may be subject to subordination by third-party financiers. Through March 31, 2012 an additional $244,028 was loaned to the Company by Mr. Roth and the total amount due on that date was $292,593. In addition, all previously outstanding interest was forgiven and all such debt going forward is non-interest bearing. Interest forgiven for amounts previously recorded is not material to these consolidated financial statements. Please see Note 12.

Note 9 – SHORT-TERM NOTES PAYABLE (continued)

On July 27, 2011, a stockholder of the Company advanced the Company $55,000. On October 1, 2011, three notes to this stockholder of the Company including the $55,000 and $40,640 of accrued interest were consolidated into a single note and is secured by the assets and receivables held by the Company that may be subject to subordination by third-party financiers. At March 31, 2012, the Company had an outstanding principal balance of $82,640 on the note and accrued interest of $21,726. Please see Note 12.

Note 10 – ASSETS ACQUIRED THROUGH THE ASSUMPTION OF DEBT

In January 2012, the Company entered into an installment purchase agreement for $1,161,415 of support equipment for use in its operations. The three year financing agreement provides for monthly installment payments of $38,362 with an interest rate of approximately 13%. The agreement is secured by a purchase money security interest in the related equipment.

Note 11 – EQUITY TRANSACTIONS

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

Note 12 – SUBSEQUENT EVENTS

On April 17, 2012, the Company amended the Master Factoring Agreement with Forest Capital, LLC to increase the aggregate principal amount of advances at any time to $2,550,000 and on April 24, 2012 such amount of advances was increased to $3,000,000.

The additional funds advanced by Mr. Godwin mentioned in Note 9 will be placed under the same collateral as the $127,000 Note which will be amended to include the additional funds for a total of $236,026 and the due date will be extended to December 31, 2012. Should funds be available to repay a portion of the loan from Mr. Godwin such repayment may not exceed $25,000 per month and is subject to agreement at that time between Mr. Godwin and Mr. Roth.

The additional funds advanced by Mr. Roth mentioned in Note 9 will be placed under the same collateral as the $48,565 Note which will be amended to include the additional funds for a total of $292,593 and the due date will be extended to December 31, 2012 Should funds be available to repay a portion of the loan from Mr. Roth such repayment may not exceed $25,000 per month and is subject to agreement at that time between Mr. Godwin and Mr. Roth.

The Stockholder note mentioned in Note 9, pursuant to an agreement with the stockholder, is presently due on or before June 30, 2012 with an effective annual interest rate of 6% and with a minimum payment of $50,000 due on or before May 30, 2012. If the Company raises $3,000,000 or more in any combination of equity or debt, the entire outstanding principal and interest will be due at that time. In addition, the stockholder has the option of taking any portion of the debt in stock as part of a private placement offering which shall be conducted by the Company.

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

Pursuant to an Acquisition Agreement with ContinuityX, Inc., dated November 8, 2011, we acquired ContinuityX, Inc. through a reverse acquisition which gave the stockholders of ContinuityX, Inc. effective control of the Company.

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

Marketing and Branding

We cooperatively market our services alongside AT&T, Telx, XO Communications and other leading Carrier and Strategic Channel Partners. Our client base includes corporations such as: Playcast Media (Playstation), Associated Network Providers, Inc., 1 st USA Phone Cards, Inc., Blue City, the St. Louis Rams, and Hutchison Global Communications Limited.

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

Results of Operations

For the three months ending March 31, 2012 our gross services were $6,519,504, net services were $6,293,768 and net income was $1,774,903. There was an increase of $3,510,915 or approximately 126% in net revenues and an increase of $1,266,817 or approximately 249% in net income compared to the three month period ending December 31, 2011 which reflected $2,782,853 in net services and net income of $508,086.

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

For the three months ending March 31, 2012 our total operating expenses were $2,047,564, an increase of $826,728 or approximately 68% compared to the three month period ending December 31, 2011 during which our total operating expenses were $1,220,836.

For the nine months ended March 31, 2012 we recorded gross sales and services of $10,973,861, net sales and services of $10,037,751 and net income of $2,215,759. In addition, our total Shareholders’ Equity was $2,628,412 at March 31, 2012 as compared to $503,509 at December 31, 2011 an increase of $2,124,903 or approximately 422%.

Our assets and our liabilities have increased. As of March 31, 2012 we have had an increase in total assets to the amount of $9,032,056 compared to $973,663 as of June 30, 2011, an increase of approximately 828%. Our major asset is accounts receivable and factored accounts receivable which were $4,964,415 at March 31, 2012 compared to $537,879 at June 30, 2011, an increase of 823%. Our total liabilities as of March 31, 2012 were $6,403,644 compared to $911,010 at June 30, 2011, an increase of approximately 602%.

Liquidity and Capital Resources

Net cash used by operating activities was $347,326 for the nine months ended March 31, 2012.

Net cash used by investing activities was $124,943 for the nine months ended March 31, 2012

Net cash provided by financing activities for the nine months ended March 31, 2012 was $958,460.

We have working capital of $1,208,738 as of March 31, 2012. On June 30, 2011 we had cash in the amount of $149,784, and as of March 31, 2012 cash was $635,975, an increase of approximately 325%. We finance our day to day operations through financing our accounts receivable and working capital from revenues.  We intend to expand operations to generate cash flow and to raise funds through either borrowings and / or selling equity.

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

ContinuityX Solutions, Inc.

Date: October 26, 2012	By:	/s/ David Godwin
David Godwin Chairman, CEO and President 610 State Route 116 Metamora, IL 61548

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: October 26, 2012	By:	/s/ David Godwin
David Godwin
Principal Accounting Officer 610 State Route 116 Metamora, IL 61548