Form 10-Q
period 2012-09-30
ContinuityX Solutions, Inc.
filed 2012-11-21
CIK 1497814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number:  333-168587

CONTINUITYX SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-2701563
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

610 State Route 116, Metamora IL	61548
(Address of principal executive offices)	(Zip Code)

(309) 367-2800
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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of November 20, 2012, there were 134,014,900 shares of the registrant’s common stock, $0.01 par value, outstanding.

EXPLANTORY NOTE

In connection with the filing of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, ContinuityX Solutions, Inc. (“Continuity”) is relying on Release No. 68224 issued by the Securities and Exchange Commission (the “SEC”), titled “Order Under Section 17A and Section 36 of the Securities Exchange Act of 1934 Granting Exemptions from Specified Provisions of the Exchange Act and Certain Rules Thereunder,” which provides that filings by registrants unable to meet filing deadlines due to Hurricane Sandy and its aftermath shall be considered timely as long as the filing is made on or before November 21, 2012, and the conditions contained therein are satisfied. Continuity’s Chief Financial Officer is headquartered in New York and its SEC counsel’s offices are in New York.  Accordingly, Continuity was unable to file this report by November 14, 2012 on a timely basis due to disruptions caused by Hurricane Sandy.

CONTINUITYX SOLUTIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

CONTINUITYX SOLUTIONS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2012	September 30, 2012
ASSETS:
Current assets:
Cash and cash equivalents	$698,283	$2,076,458
Investment – convertible note receivable	75,000	75,000
Accounts receivable:
Factored, less allowance of $0 and $3,499,685, respectively	10,567,669	7,063,003
Other	3,070	7,393,260
Prepaid expenses and other current assets	92,448	389,102
Total current assets	11,436,470	16,996,823

Other assets:
Security deposits	2,137,598	2,137,598
Deferred finance costs, net	249,688	241,778
Deferred tax asset	-	388,007
Total other assets	2,387,286	2,767,383

Property and equipment:
Cost	2,765,427	6,720,527
Accumulated depreciation	(400,915)	(841,062)
Property and equipment, net	2,364,512	5,879,465

Total assets	$16,188,268	$25,643,671

LIABILITIES:
Current liabilities:
Current portion of long-term debt	$668,777	$2,518,606
Notes payable	345,441	211,140
Amount due factor	2,815,227	2,994,579
Accounts payable	1,053,532	4,523,502
Accrued expenses:
Salaries, wages, commissions, etc.	464,447	871,124
Outside commissions	516,307	1,189,518
Interest	34,994	159,314
Other	92,640	-
Income taxes	-	3,013,109
Warrant liabilities	-	661,778
Total current liabilities	5,991,365	16,142,670

Long-term debt, less current portion shown above	2,785,569	5,313,995
Deferred income taxes	2,866,411	-

Total liabilities	11,643,345	21,456,665

SHAREHOLDERS’ EQUITY:
Preferred Stock, $0.001 par value, authorized 25,000,000 shares at June 30, 2012 and September 30, 2012; none issued	-	-
Common Stock, $0.001 par value, authorized 200,000,000; issued 133,979,900 shares at June 30, 2012 and September 30, 2012	133,980	133,980
Additional paid-in capital	710,304	746,635
Retained earnings	3,700,639	3,306,391
Total shareholders’ equity	4,544,923	4,187,006
Total liabilities and shareholders’ equity	$16,188,268	$25,643,671

 The accompanying notes are an integral part of these consolidated financial statements.

CONTINUITYX SOLUTIONS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended September 30, 2011 and 2012 (Unaudited)

	2011	2012
Gross service revenues	$1,018,566	$7,428,846
Less: reseller commissions	57,436	813,015
Net service revenue	961,130	6,615,831

Costs of services	212,816	1,331,812

Gross profit	748,314	5,284,019

Other income and expenses:
Selling and administrative expenses	906,376	5,402,052
Interest expense	21,591	518,419
Other (income) expense, net	(73)	(895)
	927,894	5,919,576

Loss before income taxes	(179,580)	(635,557)

Provision for (benefit from) income taxes:
Current	-	1,168,014
Deferred	(69,525)	(1,409,323)

Net loss	$(110,055)	$(394,248)

Earnings (loss) per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares	97,330,900	133,979,900

The accompanying notes are an integral part of these consolidated financial statements.

CONTINUITYX SOLUTIONS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS' EQUITY

For the Three Months Ended September 30, 2012 (Unaudited)

				Additional
	Common Stock		Preferred	Paid-in	Retained
	Shares	Amount	Stock	Capital	Earnings	Total
Balance – June 30, 2012	133,979,900	$133,980	$-	$710,304	$3,700,639	$4,544,923

Stock-based compensation	-	-	-	36,331	-	36,331

Net loss	-	-	-	-	(394,248)	(394,248)

Balance –September 30, 2012	133,979,900	$133,980	$-	$746,635	$3,306,391	$4,187,006

The accompanying notes are an integral part of these consolidated financial statements.

CONTINUITYX SOLUTIONS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended September 30, 2011 and 2012 (Unaudited)
	2011	2012
Cash flows from operating activities:
Net loss	$(110,055)	$(394,248)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Deferred tax	(70,350)	(1,409,323)
Depreciation and amortization	74	483,157
Bad debts expense	-	3,499,685
Amortization of debt-discount	-	132,546
Stock-based compensation	-	36,331
Amortization of non-cash prepaid expenses	-	19,500
Changes in operating assets and liabilities:
Accounts receivable	62,233	(7,385,209)
Prepaid expenses and other current assets	46,000	(82,154)
Security deposits	(337,364)	-
Accounts payable and accrued expenses	213,933	4,581,539
Income taxes payable	825	1,168,014
Net cash provided by (used in) operating activities	(194,704)	649,838

Cash flows used in investing activities:
Purchase of property and equipment	(11,951)	(3,955,100)
Net cash used in investing activities	(11,951)	(3,955,100)

Cash flows provided by (used in) financing activities:
Issuance of senior secured convertible debentures	-	2,975,000
Issuance of notes payable	55,000	1,825,000
Net proceeds from factor	475,000	179,352
Debt payments – current and long term	(98,305)	(260,815)
Deferred finance costs	-	(35,100)
Net cash provided by financing activities	431,695	4,683,437

Net increase in cash and cash equivalents	225,040	1,378,175

Cash and cash equivalents, beginning of period	149,784	698,283

Cash and cash equivalents, end of period	$374,824	$2,076,458

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,151	$261,553
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Assets acquired through capital lease	$856,527	$-
Issuance of notes payable to reduce deferred compensation	$50,000	$-
Warrants issued for prepaid services	$-	$234,000
Warrants liability incurred with debt issuance	$-	$427,778

 The accompanying notes are an integral part of these consolidated financial statements.

CONTINUITYX SOLUTIONS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the Three Months Ended September 30, 2011 and 2012 (Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in ContinuityX Solutions, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended June 30, 2012, as filed with the Securities and Exchange Commission. Certain prior year amounts have been reclassified to conform to current year classifications.

Operating results for the three month period ending September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending June 30, 2013.

Note 2 – Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned, net of commissions paid to third parties. The Company’s current revenue generating activities primarily involve compensation earnings from coordinating network and telecommunication needs with third parties and maintaining a customer service relationship with those parties on behalf of the Company’s customers and from sales originated through a Joint Marketing Agreement (“JMA”) with Hutchison HG.

Depending on the nature of the customer contract, the timing of the Company’s revenue recognition occurs in three ways:

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

In these lump-sum compensation arrangements, the customer may not claw back – unreasonably withhold – or transfer these orders and must pay the Company per agreement within 90-120 days depending on the type and timing of the contract.

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

Type 3
The Company sells data center rack space, cross connections between data centers and associated network services to Hutchison HG on behalf of their clients under the JMA. The JMA provides that the Company pay 20% of the revenue earned through the JMA to a wholly-owned US based subsidiary of Hutchison HG. The Company recognizes revenue on a monthly basis based on rack space and data center usage along with provided network services to the Hutchinson HG clients, pursuant to their related contracts with Hutchison HG.

Note 3 – Accounts receivable

Accounts receivable are receivables generated from services billed to customers. Management provides an allowance for doubtful accounts for receivables that are outstanding greater than 120 days. As of September 30, 2012, the total allowance recorded for doubtful accounts receivable was $3,499,685.

CONTINUITYX SOLUTIONS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the Three Months Ended September 30, 2011 and 2012 (Unaudited)

Note 4 – Fair Value Measurements

Financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which the Company believes approximates fair value due to the short-term nature of these instruments.

The Company measures the fair value of financial assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company maximized the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. The Company uses three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities
Level 2	Quoted prices for similar assets and liabilities in active markets or inputs that are observable.
Level 3	Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions).

	September 30, 2012	Quoted prices in active market for identical assets (Level l)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant Liabilities	$661,778	$-	$-	$661,778

Warrant liabilities are measured at fair value using the lattice pricing model and are classified within Level 3 of the valuation hierarchy. For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s Chief Financial Officer, who reports to the Chief Executive Officer, determines its valuation policies and procedures. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s Chief Financial Officer and are approved by the Chief Executive Officer.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

For the three months ended September 30, 2012
Beginning balance	$-
Aggregate fair value of warrants issued	661,778
Change in fair value of warrants	-
Settlement of warrants included in additional paid in capital	-

Ending balance	$661,778

The significant assumptions and valuation methods that the Company used to determine fair value and the change in fair value of the Company’s derivative financial instruments are discussed in Note 8.

The Company presented the warrant liabilities at fair value on its  consolidated balance sheets, with the corresponding changes in fair value recorded in the Company’s  consolidated statements of operations for the applicable reporting periods. As disclosed in Note 8, the Company computed the fair value of the derivative liability at the date of issuance and the reporting date of September 30, 2012 using both the Black-Scholes option pricing and lattice pricing methods. The value calculated using the lattice pricing method is within 1% of the value determined under the Black-Scholes method.

Note 5 – Earnings per Share

Basic earnings per share is computed by dividing income available for common shareholders (the numerator) by the weighted average number of common shares outstanding (the denominator) for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The potentially dilutive securities that the Company has outstanding are Senior Secured Convertible Debentures, stock options and warrants. The Company uses the Treasury Stock Method to compute the dilutive effect of any potentially dilutive securities. Senior Secured Convertible Debentures, stock options and warrants that are anti-dilutive are excluded from the calculation of diluted earnings per common share.

For the three months ended September 30, 2012, 27,555,555 shares from Senior Secured Convertible Debentures, 453,333 stock options and 8,069,445 warrants were excluded as anti-dilutive, due to the Company incurring a net loss during the period.

CONTINUITYX SOLUTIONS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the Three Months Ended September 30, 2011 and 2012 (Unaudited)

Note 6 – Financial Arrangements

The Company’s debt consists of the following:

	June 30, 2012	September 30, 2012
Senior Secured Convertible Debentures	$1,985,000	$4,960,000
Promissory notes	-	1,529,769
Capitalized lease obligation	454,646	412,252
Installment purchase of equipment	1,014,700	930,580
Factoring agreement	2,815,227	2,994,579
Notes payable to management employees	215,441	206,140
Other notes payable	130,000	5,000

Total debt	6,615,014	11,038,320

Less current portion	3,829,445	5,724,325

Long-term debt	$2,785,569	$5,313,995

In June 2012, the Company issued a series of Senior Secured Convertible Debentures totaling $1,985,000. An additional $2,975,000 of Senior Secured Convertible Debentures were issued during the first quarter of 2013. The Senior Secured Convertible Debentures bear an 8% interest rate to be paid semi-annually on December 15 and June 15 of each year commencing on December 15, 2012. Interest shall be payable at the holder’s option in cash or restricted shares of the Company’s Common Stock at the volume weighted average closing price for the ten previous trading days to the interest due date. The Senior Secured Convertible Debentures are secured by all of the assets and property of the Company subject to the prior claim of the factor and other existing secured interests incurred with respect to the purchase of equipment and are due on June 15, 2014. The holders of the Senior Secured Convertible Debentures may elect to convert all or part of the principal of the debentures into restricted shares of the Company’s Common Stock at the Conversion Price of $0.18 per share at any time or times before or on the maturity date. If the Company sells securities, convertible securities or debt with a price per share less than the Conversion Price noted above, the Conversion Price shall be reduced to equal the price per share of such offering. The right to the reduction in the Conversion Price shall terminate upon the Company raising $5,000,000 or more at a price per share of more than the Conversion Price.

On July 25, 2012, the Company issued a $1,125,000 Promissory Note. This note bears an 8% interest rate to be paid on or prior to the note’s maturity date (December 19, 2012) and is secured by all of the assets and property of the Company subject to the interest of the Factor and other existing secured interests incurred with respect to the purchase of equipment. In connection with this note, the Company issued to the holder of this note a warrant to purchase 3,125,000 shares of the Company’s Common Stock at an exercise price of $0.18 per share. The warrant expires on January 25, 2017. On August 24, 2012, an additional $700,000 of Promissory Notes were sold to five investors which were issued with warrants for the purchase of an aggregate of 1,944,445 shares of the Company’s Common Stock. These notes bear a 12% interest rate to be paid on or prior to the note’s maturity date (February 24, 2013).

The warrants are exercisable for five years from the date of issuance with an exercise price of $0.18 per share. The warrants have both cash and cashless exercise options. The exercise price of the warrants shall be reduced if the Company issues Common Stock or any Common Stock equivalent at an effective price of less than the warrants’ exercise price. The number of shares to be issued shall be adjusted if the Company issues rights, options or warrants to all holders of the Common Stock. The investors who were issued warrants received registration rights as follows: (i) the right to demand registration once commencing one year after the issuance of the warrant and (ii) unlimited piggy back registration rights. The total fair value of the warrants at the date of issuance was determined to be $427,778 and has been recorded as a debt discount. As of September 30, 2012, amortization expense in connection with the debt discount amounted to $132,546.

CONTINUITYX SOLUTIONS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the Three Months Ended September 30, 2011 and 2012 (Unaudited)

Note 7 – Material Contracts

On July 17, 2012, the Company entered into a professional service agreement with Michael Neiberg to provide investor relations and financial consulting services to the Company for two years. Mr. Neiberg is a related party as he was appointed to the Company’s Board of Directors on October 16, 2012. Under the agreement, Mr. Neiberg will receive compensation of $100,000 of restricted Common Stock of the Company and the payment for direct expenses if incurred on work performed for the Company. On July 25, 2012, Mr. Neiberg participated (to the extent of $50,000) in a $1,125,000 Promissory Note issued by the Company. A warrant to purchase 138,750 shares of the Company’s Common Stock was also issued to Mr. Neiberg in connection with his portion of this loan. See Note 6. On September 11, 2012, Mr. Neiberg participated (to the extent of $50,000) in the additional issuance of Senior Secured Convertible Debentures totaling $2,975,000. See Note 6. On September 11, 2012, pursuant to a Stock Purchase Agreement, Mr. Neiberg purchased 100,000 shares of the Company’s Common Stock from Anthony Roth, a former Officer and Director of the Company, for $0.10 per share which was paid to Mr. Roth.  In addition, $0.02 per share was paid by Mr. Neiberg to a third party to cover a portion of the legal fees and other expenses incurred on behalf of the purchasers. Mr. Neiberg also received 166,667 shares of the Company’s Common Stock from investors in the Initial Public Offering of the Company dated November 1, 2011 for no consideration. In September 2012, pursuant to a Shareholder Voting Proxy Agreement, Anthony Roth appointed Mr. Neiberg as a proxy holder to exercise Mr. Roth’s shareholder voting rights with respect to 13,100,000 shares of the Company’s Common Stock owned by Mr. Roth. Pursuant to the terms of the Shareholder Voting Proxy Agreement, if Mr. Roth determines to sell any of the shares of the Company’s Common Stock owned by him, Mr. Neiberg shall have the right of first refusal to the shares which Mr. Roth determines to sell.

On August 1, 2012, the Company entered into a two year consulting agreement with Millennium Capital Corporation which will provide various services for the Company including securing qualified management executives and potential Board of Director candidates, assisting the Company in the search for potential acquisitions, securing major clients and introducing the Company to investment banking contacts and investment relations advisors. Under the terms of the agreement, the Company will pay $25,000 per month for the term of the agreement in addition to the issuance of cashless warrants for 3,000,000 shares of the Company’s Common Stock exercisable for a period of five years commencing on August 1, 2012 at an exercise price of $0.20. The total fair value of the warrants at the date of issuance was determined to be $234,000 and has been recorded as a prepaid expense. As of September 30, 2012, consulting expense in connection with the prepaid expense amounted to $19,500.

On August 9, 2012, the Company entered into an Investment Banking Agreement with J. H. Darbie & Company (“JHD”). Under the terms of the nine month agreement, JHD will assist the Company in identifying, analyzing, structuring, negotiating and financing suitable business opportunities which the Company may take advantage of by purchase or sale of stock or assets, assumption of liabilities, merger, consolidation, tender offer, joint venture, financing arrangement or any similar transaction. Under the terms of the agreement, in October 2012, the Company paid a nonrefundable retainer fee by the issuance of 35,000 restricted shares of the Company’s Common Stock. Upon the closing of each financing deal, the Company will pay JHD a cash fee equal to 7% of the gross proceeds in such financing. In addition, at the closing of each financing with certain defined investors, the Company shall issue JHD warrants to purchase 600,000 shares of the Company’s Common Stock. The warrants will be exercisable for a period of 5 years from the date of the closing with an exercise price of $0.24 per share. The Company will also pay JHD at the first closing of each transaction with certain defined investors a transaction fee equal to 4% of the aggregate consideration, as defined in the agreement.

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

In August 2012, the Company entered into a Joint Marketing Agreement with Hutchison Global Communications Limited, a Hong Kong corporation, and its subsidiaries including Blue City and NexGen in the United States to market the Company’s complete portfolio of products and services focusing on co-location access, network and managed services.  This relationship has created an opportunity to further international relationships and pursue the global network strategy incorporating the Far East, Canada, South America and Europe to our existing U.S. network and platform.

On September 12, 2012, the Company entered into a Severance Agreement and Mutual Release agreement with Anthony Roth, the Company’s then Executive Vice President, Chief Financial Officer and a Director. Under the terms of the agreement, Mr. Roth’s employment would terminate and he would resign as an officer and director of the Company immediately. In return, Mr. Roth will receive his full base salary due him under his employment agreement (a total of $149,333 through March 31, 2013) and a monthly auto and remote office allowance (a total of $11,900 through March 31, 2013). In addition, he will receive a bonus of $34,133 and accrued deferred compensation due him in the amount of $345,132 over an 18 month period beginning April 15, 2013. The Company also agreed to pay his outstanding loan to the Company ($9,301) and legal fees associated with the agreement ($2,500). Pre-tax operating results for the period ended September 30, 2012 includes a charge of approximately $198,000 to accrue for all provisions of his agreement not previously recognized.

In September 2012 the Company entered into a Marketing Agreement with M & M Licensing, Inc. focused on major sports leagues, teams, and stadium venues, with a goal to increase the quality of communication and data exchange experience. The Company will provide leading edge technology access, wi-fi and systems software to the organizations and their ownership companies.

CONTINUITYX SOLUTIONS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the Three Months Ended September 30, 2011 and 2012 (Unaudited)

Note 8 – Warrants

On July 25, 2012, in connection with the issuance of a promissory note, the Company issued warrants to purchase 3,125,000 shares of the Company’s Common Stock – See Note 6. In addition, in August 2012, in connection with the issuance of various promissory notes, the Company issued warrants for the purchase of an aggregate of 1,944,445 shares of the Company’s Common Stock. These warrants are exercisable for five years from the date of issuance with an exercise price of $0.18 per share.

On August 1, 2012, in connection with a consulting agreement, the Company issued warrants to purchase 3,000,000 shares of the Company’s Common Stock – See Note 7. These warrants are exercisable for five years commencing on August 1, 2012 at an exercise price of $0.20.

The warrants have both cash and cashless exercise options. The exercise price of the warrants shall be reduced if the Company issues Common Stock or any Common Stock equivalent at an effective price of less than the warrants’ exercise price. The number of shares to be issued shall be adjusted if the Company issues rights, options or warrants to all holders of the Common Stock. The investors who were issued warrants received registration rights as follows: (i) the right to demand registration once commencing one year after the issuance of the warrant and (ii) unlimited piggy back registration rights. Accordingly, the fair market value of the warrants as of the date of issuance has been classified as liabilities. The fair market value of the warrants at the date of issuance was determined to be the same as of September 30, 2012. The fair value of the warrants as of September 30, 2012 was $661,778.

The Company developed the assumptions that were used as follows: The fair value of the Company’s common stock was obtained from valuation models developed by the Company. The results of the valuation were assessed for reasonableness by comparing such amount to sales of other equity and equity linked securities to unrelated parties for cash and intervening events affected in the price of the Company’s stock. The term represents the remaining contractual term of the derivative; the volatility rate was developed based on analysis of the Company’s historical stock price volatility and the historical volatility rates of several other similarly situated companies (using a number of observations that was at least equal to or exceeded the number of observations in the life of the derivative financial instrument at issue); the risk free interest rates were obtained from publicly available U.S. Treasury yield curve rates; the dividend yield is zero because the Company has not paid dividends and does not expect to pay dividends in the foreseeable future.

The significant assumptions which the Company used to measure the fair value of warrants at September 30, 2012 is as follows:

Stock price	$0.20
Term	4.82-4.9 Years
Volatility	50%
Risk-free interest rate	0.62%
Exercise prices	$0.18-0.20
Dividend yield	0.00%

No warrants have been exercised as of September 30, 2012.

Note 9 – Stock Options

The Company records the expense of share-based payment awards at fair value on the date of grant and recognizes compensation expense over the service period for awards expected to vest. The fair value of restricted stock is determined based on the number of shares granted and the fair value of our common stock on date of grant. The recognized expense is net of expected forfeitures.

On August 16, 2012, in connection with a consulting agreement the Company issued an option to purchase 2,720,000 shares of the Company’s Common Stock at $0.183 per share. Effective upon entering into such agreement, one-sixth of the option shares were vested with the remaining shares vesting equally on December 31, 2012, June 30, 2013, December 31, 2013, June 30, 2014 and December 31, 2014. The option expires 5 years from each respective vesting date – See Note 7.

A summary of stock option activity as of September 30, 2012 and changes during the three months then ended are presented below:

	Shares	Weighted Average Fair Value Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Terms (in years)	Aggregate Intrinsic Value
Outstanding – June 30, 2012	-	$-	$-
Granted	2,720,000	0.068	0.183
Exercised	-	-	-
Cancelled	-	-	-
Outstanding – September 30, 2012	2,720,000	$0.068	$0.183	7.25	$19,040
Exercisable – September 30, 2012	453,333	$0.068	$0.183	4.88	$3,173

For the three months ended September 30, 2012, the Company recognized stock-based compensation expense of $36,331, which is included in selling and administrative expenses in the accompanying  Consolidated Statements of Operations.

As of September 30, 2012, there was $148,629 of total unrecognized compensation costs related to non-vested stock options, which will be expensed over a weighted average of 2.25 years. The fair value at September 30, 2012 was $0.19 per share as determined by using a weighted value between the income approach method, the public company market multiple method, and a fair value method developed by the Company.

The fair value of the stock-based option awards granted during the three months ended September 30, 2012 were estimated at the date of grant using the Black-Scholes option valuation model with the following assumptions:

Stock price	$0.19
Expected life	3.07 Years
Volatility	50%
Risk-free interest rate	0.42%
Exercise prices	$0.183
Dividend yield	0.00%

Because the Company does not have significant historical data on employee exercise behavior, the Company uses the “Simplified Method” to calculate the expected life of the stock-based option awards. The simplified method is calculated by averaging the vesting period and contractual term of the options.

CONTINUITYX SOLUTIONS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the Three Months Ended September 30, 2011 and 2012 (Unaudited)

Note 10 – Income Taxes

In accordance with current tax regulations, the Company is required to change from the cash basis to the accrual basis in filing its income tax returns. Pursuant to these regulations, the Company will recoup 50% of its previously deferred income taxes under the cash basis each year for the next two years. A portion (approximately $1,845,000) of the deferred tax liability at June 30, 2012 has been reclassified to current income taxes payable for financial reporting purposes in the first quarter of 2013.

Note 11 – Subsequent Events

On October 18, 2012, Metamora Cloud Services, Inc. was incorporated pursuant to the laws of the state of Delaware as a wholly owned subsidiary of the Company.

On October 23, 2012, the Board of Directors of the Company unanimously approved the awarding of 2,500,000 shares of the Company’s Common Stock to David Godwin, President and CEO, 1,500,000 shares of the Company’s Common Stock to Brian Wasserman, CFO, and 3,000,000 shares to Mintz & Fraade, P.C., Company Counsel.

Subsequent to September 30, 2012, the Company entered into various equipment lease agreements with a credit line of approximately $3,000,000.

In October and November, 2012, the Company issued a series of Senior Secured Convertible Debentures totaling $349,000.  The Senior Secured Convertible Debentures bear an 8% interest rate to be paid semi-annually on December 15 and June 15 of each year commencing on December 15, 2012. Interest shall be payable at the holder’s option in cash or restricted shares of the Company’s Common Stock at the volume weighted average closing price for the ten previous trading days to the interest due date. The Senior Secured Convertible Debentures are secured by all of the assets and property of the Company subject to the prior claim of the factor and other existing secured interests incurred with respect to the purchase of equipment and are due on June 15, 2014. The holders of the Senior Secured Convertible Debentures may elect to convert all or part of the principal of the debentures into restricted shares of the Company’s Common Stock at the Conversion Price of $0.18 per share at any time or times before or on the maturity date. If the Company sells securities, convertible securities or debt with a price per share less than the Conversion Price noted above, the Conversion Price shall be reduced to equal the price per share of such offering. The right to the reduction in the Conversion Price shall terminate upon the Company raising $5,000,000 or more at a price per share of more than the Conversion Price.

On October 24, 2012, the Company entered into an Independent Consulting Agreement with The Del Mar Consulting Group, Inc. (“Del Mar”) and Alex Partners, LLC (“Alex Partners”).  Pursuant to the Independent Consulting Agreement, Del Mar and Alex Partners are to provide consulting services including, but not limited to, the following: establishing an image for the Company in the financial community; introducing the Company to the financial community including retail brokers, institutional managers, portfolio managers, analysts and financial public relations professionals; assisting with the dissemination of information about the Company’s plans, strategy and personnel to the financial community; and assisting with stockholder relations and other public relations with the financial community.  The agreement shall continue for a period of one year.  In addition to monthly retainers resulting in an aggregate total payment of $86,400 to Del Mar and $57,600 to Alex Partners, we shall pay a commencement bonus of 1,350,000 shares of Common Stock to Del Mar and 900,000 shares of Common Stock to Alex Partners.

On November 16, 2012, the Company and its subsidiaries entered into an Amended and Restated Master Factoring Agreement with Vion Operations LLC and Forest Capital LLC which amended and restated its previous Master Factoring Agreement with Forest Capital LLC.  Pursuant to this agreement, the Company may be advanced up to an aggregate of $6,000,000 on accounts receivable which it assigns to the Factor which was fully advanced as of the closing.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Certain Cautionary Statements

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with our  consolidated financial statements and related notes and schedules included elsewhere in this Quarterly Report on Form 10-Q. The unaudited consolidated financial statements and notes included herein should be read in conjunction with our audited consolidated financial statements and notes for the year ended June 30, 2012, which were included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.  This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those discussed below.  Factors that could cause or contribute to such differences include, but are not limited to, intensified competition and/or operating problems in its operating business projects and their impact on revenues and profit margins or additional factors, and those discussed in Part II, Item 1A “Risk Factors” and elsewhere this Quarterly Report on Form 10-Q.  In addition, certain information presented below is based on unaudited financial information. There can be no assurance that there will not be changes to this information once audited financial information is available.

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

We provide client solutions that ensure efficient business continuity and disaster relief through experienced planning, implementation and management. The Company provides reliability and recovery through a methodology that strengthens its client’s business continuity and disaster relief framework and preparedness with certified experts that specialize in security, risk management and consultation for practical business solutions and network-IT visibility.

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

Our Network and Datacenter infrastructure includes facilities built to deliver the highest level of uptime availability and 24/7 NOC (Network Operational Center) services; high availability – low latency connectivity services in any major datacenter market; Cloud on demand via Appcore® and Telx™ partnership; and hosting facilities offering resilient network, data center, and hosted services Internet and Network Services, deploying Cisco’s leading Aggregated Service Router platform into a single, customer facing network providing cost effective bandwidth and higher performance.

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

In August 2012, we entered into a two year consulting agreement with Millennium Capital Corporation which will provide various services to us including securing qualified management executives and potential Board of Director candidates, assisting us in the search for potential acquisitions, securing major clients and introducing us to investment banking contacts and investment relations advisors. Under the terms of the agreement, we will pay $25,000 per month for the term of the agreement in addition to the issuance of cashless warrants for 3,000,000 shares of the Company’s Common Stock exercisable for a period of five years commencing on August 1, 2012 at an exercise price of $0.20.

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

Intellectual Property

We filed for trademark protection for the mark “ContinuityX” in various trademark classes in which we operate and a name search has been completed. The name has been cleared and our Formal Application has been accepted by the U.S. Patent and Trademark Office as of April 12, 2012.

Competition

We believe our main competitors are the companies set forth below:

●	Accenture Consulting

o
Accenture is a global management consulting, technology consulting and technology outsourcing company headquartered in New York City. According to its Yahoo Finance profile, it is the largest consulting firm in the world and is a Fortune Global 500 company.  According to Accenture’s website, as of September 2012, Accenture had approximately 257,000 employees across 120 countries.

● IBM Consulting
o
IBM Global Services is the information technology and business services arm of International Business Machines and operates in approximately 170 countries, providing a comprehensive range of enterprise IT and consulting services to commercial and public sector clients.  According to IBM’s website, IBM Global Services started in the spring of 1991, with the aim towards helping companies manage their IT operations and resources.  IBM Global Business Services “GBS” is the professional services arm of Global Services, including management consulting, systems integration and application management services. GBS is also the highest revenue earning division of IBM.

● Others
o
Zayo Group, which provides high bandwidth connectivity primarily for large corporate enterprises and communications carriers as well as an optical network that delivers key network and IP services throughout the United States and London;  Rack Space,  which provides Cloud hosting, managed hosting, hybrid hosting, managed server configuration and managed colocation servers and collaboration and  Masergy, which provides managed, secure, and virtualized services to enterprises that have complex needs across multiple locations.

Results of Operations

Three Months Ended September 30, 2011 and 2012

	September 30, 2011	September 30, 2012
Operating loss	$(158,062)	$(118,033)
Other (expenses):	(21,518)	(517,524)
Loss before income taxes	(179,580)	(635,557)
Provision for (benefit from) income taxes	(69,525)	(241,309)
Net loss	$(110,055)	$(394,248)

Revenue

Gross service revenue for the three months ended September 30, 2012 amounted to $7,428,846. During the three months ended September 30, 2012, $813,015 of reseller commissions were recognized resulting in $6,615,831 of net service revenue. During the three months ended September 30, 2011, gross service revenue amounted to $1,018,566.  Reseller commissions and net service revenue amounted to $57,436 and $961,130, respectively, for the three months ended September 30, 2011. The increase of $5,654,701 in net service revenue resulted from significantly more contracts being recognized during the three months ended September 30, 2012 compared to the three month ended September 30, 2011.

Cost of Services and Gross Profit

Cost of services for the three months ended September 30, 2012 amounted to $1,331,812. Gross profit was $5,284,019 which resulted in a gross profit percentage of approximately 71% for the three months ended September 30, 2012. Cost of revenue for the three months ended September 30, 2011 amounted to $212,816. Gross profit was $748,314 which resulted in a gross profit percentage of approximately 78% for the three months ended September 30, 2011. Gross profit percentage decreased between the three months ended September 30, 2012 and 2011, due to  increased resellers commissions on a percentage basis due to our JMA with Hutchison HG.

Selling and Administrative Expenses

For the three months ended September 30, 2012, selling and administrative expenses amounted to $5,402,052. For the three months ended September 30, 2011, selling and administrative expenses amounted to $906,376. The major categories of selling and administrative expenses and the amounts for the three months ended September 30, 2012 and 2011, respectively, were the following: bad debts expense, approximately $3,500,000 and $0, advertising and promotion, approximately $195,000 and $22,000, consulting, approximately $153,000 and $67,000, and payroll and related expenses, approximately $1,006,000 and $522,000. The overall increase in expenses resulted from an overall increase in business during the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The major difference between the three months ended September 30, 2012 compared to the three months ended September 30, 2011, was the recognition of bad debts expense in the amount of $3,499,685.

Interest Expense

Interest expense for the three months ended September 30, 2012 amounted to $518,419. Interest expense for the three months ended September 30, 2011 amounted to $21,591. Interest expense was earned by the holders of the notes payable and our factor, Forest Capital, LLC. During the three months ended September 30, 2012, interest expense was also recognized in connection with a capital lease agreement, as well as $132,546 of amortization of a debt-discount

Other (Income)

During the three months ended September 30, 2012, $895 of other income was recognized. During the three months ended September 30, 2011, $73 of other income was recognized.

Income Tax Provision

Income tax expense (benefit from income taxes) for the three months ended September 30, 2012 and 2011 amounted to $(241,309) and $(69,525), respectively. The expense (benefit) was based on the U.S. Federal and Illinois income tax rates.

Impact of Inflation

The impact of inflation upon the Company’s revenue and income from operations during the three months ended September 30, 2012 and 2011 has not been material to its financial position or results of operations for those periods because the Company does not maintain any inventories whose costs are affected by inflation.

Liquidity and Capital Resources

Since the reverse acquisition of the Company by ContinuityX, Inc. in 2011, we have generated income from operations. As of September 30, 2012 and June 30, 2012, our shareholders’ equity was approximately $4,200,000 and $4,500,000, respectively. The Company’s operating loss for the three months ended September 30, 2012 and 2011 was $(118,033) and $(158,062), respectively. Net cash provided by (used in) operations was $649,838 and ($194,704) for the three months ended September 30, 2012 and 2011, respectively. Operations since inception have been mainly funded with the proceeds from debt financings and sales activity. Our net loss for the three months ended September 30, 2012 was $394,248. As of September 30, 2012, we had cash and cash equivalents of $2,076,458. As of September 30, 2012 our working capital was $854,153.

Net cash used in investing activities was $3,955,100 and $11,951 for the three months ended September 30, 2012 and 2011, respectively. Net proceeds from financing activities were $4,683,437 and $431,695 for the three months ended September 30, 2012 and 2011, respectively. During the three months ended September 30, 2012, we generated net cash of  $2,975,000 from the issuance of senior secured convertible debentures, $1,825,000 from the issuance of notes payable and $179,352 from factored accounts receivable. We also repaid $260,815 of debt during the three months ended September 30, 2012.

We finance our day to day operations through financing our accounts receivable and working capital from revenues.  We intend to expand operations to generate cash flow and to raise funds through either borrowings and / or selling equity.

Off Balance Sheet Arrangements

As of September 30, 2012 and June 30, 2012, the Company had no material off-balance sheet arrangements other than operating leases to which we are a party.

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

Revenue Recognition. The Company recognizes revenue when it is realized or realizable and earned, net of commissions paid to third parties. The Company’s current revenue generating activities primarily involve compensation earnings from coordinating network and telecommunication needs with third parties and maintaining a customer service relationship with those parties on behalf of the Company’s customers and from sales originated through a Joint Marketing Agreement (“JMA”) with Hutchison HG.

Depending on the nature of the customer contract, the timing of the Company’s revenue recognition occurs in three ways:

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

In these lump-sum compensation arrangements, the customer may not claw back – unreasonably withhold – or transfer these orders and must pay the Company per agreement within 90-120 days depending on the type and timing of the contract.

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

Type 3
The Company sells data center rack space, cross connections between data centers and associated network services to Hutchison HG on behalf of their clients under the JMA. The JMA provides that the Company pay 20% of the revenue earned through the JMA to a wholly-owned US based subsidiary of Hutchison HG. The Company recognizes revenue on a monthly basis based on rack space and data center usage along with provided network services to the Hutchinson HG clients, pursuant to their related contracts with Hutchison HG.

Office Locations

We are headquartered in Metamora, IL. We also lease office space in New York, NY on a month to month basis.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.    Controls and Procedures

(a) Disclosure Controls and Procedures.

Management, with the participation of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the conclusion that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report, the Principal Executive Officer and the Principal Financial Officer believe that the consolidated financial statements and other information contained in this Quarterly Report present fairly, in all material respects, our business, financial condition and results of operations.

(b) Management’s Quarterly Report on Internal Control over Financial Reporting

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

As of September 30, 2012, we carried out an assessment of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of September 30, 2012.

As of September 30, 2012, we had identified certain matters that constituted material weaknesses in our internal controls over financial reporting, specific material weaknesses include the fact that we (i) have experienced difficulty in generating data in a form and format that facilitates the timely analysis of information needed to produce accurate financial reports, (ii) have experienced difficulty in applying complex accounting and financial reporting and disclosure rules required under GAAP and the Securities and Exchange Commission reporting regulations, (iii) have limited segregation of duties and (iv) do not have proper internal controls in place in regards to proper documentation.  During the Quarter ended September 30, 2012, we have taken certain steps in an effort to correct these material weaknesses, including hiring of a Chief Financial Officer who has significant experience with publicly held companies.  Although this is an important step towards improving the application of complex accounting principles, the preparation of financial reports and the segregation of duties, additional time is still required to fully implement additional internal controls procedures and test their operating effectiveness before we can definitively conclude that we have remediated our deficiencies.  Because these remediation steps have not yet been completed, we have performed additional analyses and other procedures to ensure that our consolidated financial statements contained in this Quarterly Report were prepared in accordance with GAAP and applicable Securities and Exchange Commission regulations.

This Quarterly Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the exemption provided to issuers that are neither “large accelerated filers” nor “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

(c) Changes in Internal Control over Financial Reporting

Notwithstanding our remedial actions and integration of our financial reporting systems, there was no change in our internal control over financial reporting that occurred during the first quarter of our fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A. Risk Factors

Our business and operations involve numerous risks, some of which are beyond our control which may affect future results and the future market price of our common shares. In any such case, the market price of our common shares could decline, and investors may lose all or part of their investment. The following discussion highlights all material risks known to us.

You should consider carefully, among other things, the risk factors set forth below as well as the other information contained in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission before deciding to purchase, hold or sell our Common Stock. If any of the identified risks actually occurs, or is adversely resolved, our consolidated financial statements could be materially, adversely impacted in a particular fiscal quarter or year and our business, financial condition and results of operations may suffer materially. As a result, the market price of our Common Stock could decline and you could lose all or part of your investment in our Common Stock.  The identified risks are not the only risks we face.  Additional risks and uncertainties, including those not currently known to us or that we currently deem to be immaterial, also could materially adversely affect our business, financial condition and results of operations.

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

The telecommunications industry is extremely competitive, particularly with respect to price and service.  Our failure to compete effectively with our competitors could have a material adverse effect on our business, financial condition and results of operations.  A significant increase in industry capacity or reduction in overall demand would adversely affect our ability to maintain or increase prices.  Further, we anticipate that prices for certain telecommunications services such as IP bandwidth will continue to decline due to a number of factors including (a) price competition as various network providers attempt to gain market share to cover the fixed costs of their network investments and/or install new networks that might compete with our networks and (b) technological advances that permit substantial increases in the transmission capacity of many of our competitors’ networks.

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

We have incurred secured indebtedness.

We have secured certain debt using our receivables as collateral.   We currently have secured borrowings of $6,000,000 with a pledge of the subject receivables as collateral with Forest Capital, LLC and Vion Operations LLC (jointly, the “Factor”) pursuant to the Amended and Restated Master Factoring Agreement.

In addition, in June 2012, and in September 2012, we issued a series of Senior Secured Convertible Debentures totaling $1,985,000 and $2,975,000, respectively, and are due on June 15, 2014. In July 2012 and August 2012 we borrowed $1,125,000 evidenced by promissory notes payable in December 2012, and $700,000 evidenced by promissory notes payable in February 2013, respectively.  The Senior Secured Convertible Debentures and promissory notes are secured by all of the assets and property of the Company and are junior only to the interest of the Factor and other existing secured interests incurred with respect to the purchase of equipment.

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

We are dependent upon key personnel.

Our Chairman of the Board and Chief Executive Officer, Mr. David Godwin, is critical to our operations. If we were to lose the services of Mr. Godwin, it could have a material adverse effect upon our business.  The Company intends to obtain Key Person life insurance on Mr. Godwin.  To date no Key Person Life Insurance policy has been obtained upon the life of Mr. Godwin and there can be no assurance as to the availability or cost of such a policy upon the life of Mr. Godwin.

 Our directors and officers will have substantial influence over our operations and control substantially all business matters.

Currently, we have five directors and two executive officers.  Four of the directors and one of the executive officers assumed such positions within the past three months.  We will not benefit from the multiple judgments which a greater number of directors or officers may provide, and we rely completely upon the judgment of such people in making business decisions.

We will need financing to develop our business and to meet our capital requirements.

We will need financing to develop our business and meet our capital requirements.  We currently are making arrangements to obtain financing and we will be dependent upon sources such as:

●	funds from private sources such as, loans from shareholders and private placements,
●	funds from public offerings, and
●	cash generated from operations.

Financing may only be available, if at all, upon terms which may not be commercially advantageous. If adequate funds are not available from operations or additional sources of financing, our business will be materially adversely affected.

We have received substantially all of our revenues from a few service providers.

For the three months ended September 30, 2012, approximately 99% of our revenues came from the following three sources: Hutchison Global Communications Limited, Zayo Group and XO Communications, which revenues were derived from customers which we introduced to such sources.   If, for any reason these relationships terminate, management believes it will be able to develop alternative business relationships.  There can be no assurance that any such termination will not disrupt our business activities and cash flow.

Our primary bank account which receives a substantial portion of our revenues is under the control of another party.

The bank account into which substantially all of our revenues are deposited  is under the exclusive control of Forest Capital, LLC.  This account receives the payments from two of our service providers, including AT&T, which, to date, has been our largest source of revenues, and serves as collateral for $6,000,000 in account receivables pledged to Forest Capital, LLC and Vion Operations LLC by Continuity.  We have two other accounts which receive revenues from other sources as well as the payments from accounts receivable in excess of what is owed to Forest Capital, LLC and Vion Operations LLC under our factoring agreement.

If we cannot consistently generate positive cash flows or raise sufficient capital then we will not realize our growth potential and the business could suffer financially.

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

There can be no assurance that our Common Stock will ever be traded on a continuous, active basis or traded on national securities exchanges or markets.

Our Common Stock has received approval from FINRA to be listed but has only been traded on one day as of the date of this report.  In addition, we have received approval from DTC to have it begin electronically trading and clearing our free trading Common Stock. Until such time as our Common Stock is traded more heavily upon any securities exchanges or markets, of which there can be no assurance, accurate quotations as to the market value of our securities may not be possible.  Sellers of our securities are likely to have more difficulty disposing of their securities than sellers of securities which are listed upon any of the several NASDAQ markets, the New York Stock Exchange, the American Stock Exchange, or one of the other national securities exchanges or markets.

Although we have made arrangements for our Common Stock to be traded upon a public market, the OTCQB, there can be no assurance that we would be successful in having our Common Stock quoted on any other public markets, or that if so quoted, that our Common Stock would thereafter increase in value.

Even if public markets develop further, the volume of trading in our Common Stock will presumably be limited and likely dominated by a few individuals for the foreseeable future. The limited volume, will make the price of our Common Stock subject to manipulation by one or more shareholders and will significantly limit the number of shares that one can purchase or sell in a short period of time. An investor may find it difficult to dispose of his, hers or its securities.

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

Our Board of Directors has the right to authorize the issuance of Preferred Stock.

Our Board of Directors which consists of five directors, without further action by our shareholders, has the authority to issue shares of Preferred Stock from time to time in one or more series, and to fix the number of shares, the relative rights, conversion rights, voting rights, terms of redemption, liquidation preferences and any other preferences, special rights and qualifications of any such series. Any issuance of Preferred Stock could adversely affect the rights of holders of Common Stock and the value of such Common Stock.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

In the first quarter of fiscal year 2013, the below listed unregistered convertible debt securities and debt securities issued together with warrants which were sold by the Company pursuant to the exemption provided by Securities and Exchange Commission by Rule 506.  No commission or payments were made by the Company to any person or entity with respect to these sales.

On July 25, 2012, the Company issued a $1,125,000 Promissory Note. This note bears an 8% interest rate to be paid on or prior to the note’s maturity date (December 19, 2012) and is secured by all of the assets and property of the Company subject to the interest of the Factor pursuant to the Amended and Restated Master Factoring Agreement with Forest Capital LLC and Vion Operations LLC, and other existing secured interests incurred with respect to the purchase of equipment. In connection with this note, the Company issued to the holder of this note a warrant to purchase 3,125,000 shares of the Company’s Common Stock at an exercise price of $0.18 per share. The warrant expires on January 25, 2017. On August 24, 2012, an additional $700,000 of Promissory Notes were sold to various investors which were issued with warrants for the purchase of an aggregate of 1,944,445 shares of the Company’s Common Stock. These notes bear a 12% interest rate to be paid on or prior to the note’s maturity date (February 24, 2013).

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

$2,975,000 of Senior Secured Convertible Debentures were issued in September, 2012. The Senior Secured Convertible Debentures bear an 8% interest rate to be paid semi-annually on December 15 and June 15 of each year commencing on December 15, 2012. Interest shall be payable at the holder’s option in cash or restricted shares of the Company’s Common Stock at the volume weighted average closing price for the ten previous trading days to the interest due date. The Senior Secured Convertible Debentures are secured by all of the assets and property of the Company subject to the prior claim of the Factor and other existing secured interests incurred with respect to the purchase of equipment and are due on June 15, 2014. The holders of the Senior Secured Convertible Debentures may elect to convert all or part of the principal of the debentures into restricted shares of the Company’s Common Stock at the Conversion Price of $0.18 per share at any time or times before or on the maturity date. If the Company sells securities, convertible securities or debt with a price per share less than the Conversion Price noted above, the Conversion Price shall be reduced to equal the price per share of such offering. The right to the reduction in the Conversion Price shall terminate upon the Company raising $5,000,000 or more at a price per share of more than the Conversion Price.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

(a)           See “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds" regarding the unregistered sale of equity securities, which is incorporated herein by reference.

(b)           There has been no material changes to the procedures by which security holders may recommend nominees to our board of directors

Item 6. Exhibits

10.1	Consulting Agreement dated August 1, 2012, by and between ContinuityX Solutions, Inc. and Millennium Capital Corporation
10.2	Sales and Marketing Representative Agreement dated September 13, 2012, by and between ContinuityX Solutions, Inc. and M&M Licensing, Inc.
10.3	Professional Services Agreement between ContinuityX Solutions, Inc. and Michael Neiberg dated July 17, 2012
10.4	Investment Banking Agreement dated August 9, 2012 by and between ContinuityX Solutions, Inc. and J.H. Darbie & Co., Inc.
10.5	Joint Marketing Agreement dated August 14, 2012 by and between ContinuityX Solutions, Inc. and Hutchison Global Communications Limited (redacted pursuant to a request for confidential treatment)
10.6*
Severance Agreement and Mutual Release dated September 12, 2012 by and between Anthony Roth and ContinuityX Solutions, Inc  (previously filed with the Company’s report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2012)

31.2+	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS#+	XBRL Instance Document.
101.SCH#+	XBRL Taxonomy Extension Schema Document.
101.CAL#+	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF#+	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB#+	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE#+	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Transmitted herewith.
*	Previously filed and incorporated by reference.
#
This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTINUITYX SOLUTIONS, INC.

Date: November 21, 2012	By:	/s/ David Godwin
David Godwin Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 21, 2012	By:	/s/ David Godwin
David Godwin Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: November 21, 2012	By:	/s/ Brian Wasserman
Brian Wasserman Chief Financial Officer (Principal Financial and Accounting Officer)